Form 10QSB
period 2004-03-31
SIGN MEDIA SYSTEMS INC
filed 2004-05-17
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to _________________

                           Commission file number  0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                           02-0555904
  ---------------------------------              ----------------------------
     (State or other jurisdiction of                          (IRS
      incorporation or organization)             Employer Identification No.)

                       2100 19th Street, Sarasota FL 34234
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 330-0336
  -----------------------------------------------------------------------------
                           (Issuer's telephone number)



  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of March 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET AND ECONOMIC CONDITIONS.

RESULTS OF CONTINUING OPERATIONS

The Company generated $282,600 of revenue, $227,456 of gross profit, $47,338 of net earnings from continuing operations and $0.006 in earnings per weighted-average common share from continuing operations for the three months ended March 31, 2004.

For total operations, net income for the three months ended March 31, 2004, was $47,338 or $0.006 in earnings per weighted-average common share with 8,222,222 weighted average common shares outstanding compared with a net loss of $(108,328) or $(0.014) in earnings per weighted-average common with 8,000,000 weighted average common shares outstanding for the three months ended March 31, 2003.

                               Three Months Ended
                                    March 31

                                                  2004                  2003

           Revenue                              $282,600          $   15,751
           Cost of Revenue                        55,144              15,628
                                                --------          ----------
           Gross profit                          227,456                 123
           Operating and Other Expenses          180,118             108,451
                                                --------          ----------
           Income (Loss) from
             continuing operations              $ 47,338           $(108,328)
                                                ========           ==========

           Gross profit margin                       80%                  1%

           Earnings per share
             of common stock                    $  0.006           $  (0.014)

Revenue for the three months ended March 31, 2004, increased $266,849 from the same period last year. Cost of revenue for the three months ended March 31, 2004, increased $39,516 from the same period last year. Operating and other expenses for the three months ended March 31, 2004, increased $71,667 from the same period last year. Income from continuing operations for the three months ended March 31, 2004, increased $155,666 from the same period last year.

Earnings per weighted-average common share was $0.006 for the three months ended March 31, 2004, based on weighted-average common shares outstanding of 8,222,222, and earnings per weighted-average common share was $(0.014) for the three months ended March 31, 2003 based upon weighted-average common shares outstanding of 8,000,000.

MANAGEMENT'S DISCUSSION

The Company attributes the increase in revenue, cost of revenue, gross profit, operating expenses and income form continuing operations to increases in sales due to the continued expansion of the Company's sales and marketing division. The Company's primary emphases is to expand sales nation wide and to also expand into Latin America.

The Company currently has a working capital deficit. The Company will require significant capital to implement both its short term and long-term business strategies. However, there can be no assurance that such additional capital will be available or, if available, that the terms will be favorable to the Company. The absence of significant additional capital whether raised through a public or private offering or through other means, including either private debt or equity financings, will have a material adverse effect on the Company's operations and prospects.

The Company's operations have consumed and will continue to consume substantial amounts of capital, which, up until now, have been largely financed internally through cash flows, from loans from related parties, and private investors. The Company expects capital and operating expenditures to increase. Although the Company believes that it will be able to attract additional capital through private investors and as a result thereof its cash reserves and cash flows from operations will be adequate to fund its operations through the end of calendar year 2005, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period. No assurance can be given that any additional financing will be available or that, if available, it will be available on terms favorable to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly or discontinue its operations. The Company's capital requirements are dependent upon many factors including, but not limited to, the rate at which it develops and introduces its products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to its products and services.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2.  Changes in Securities.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER              DESCRIPTION OF DOCUMENT
-------------------------------------------------------
  1           SIGN MEDIA SYSTEMS, INC. FINANCIAL STATEMENTS

The Company filed no Forms 8K for the quarter ended March 31, 2004.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SIGN MEDIA SYSTEMS, INC.
                                                (Registrant)
Date May 14, 2004                               /s/ Antonio F. Uccello, III
                                                Antonio F. Uccello, III
                                                Chief Executive Officer
                                                Chairman of the Board

EXHIBIT 1

                            SIGN MEDIA SYSTEMS, INC.

                     INDEX TO CONDENSED FINANCIAL STATEMENTS

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet (Unaudited) as of March 31, 2004

Statements of Income (Operations) for the Three Months Ended
  March 31, 2004 and 2003 (Unaudited)

Statements of Cash Flows for the Three Months Ended
  March 31, 2004 and 2003 (Unaudited)
Notes to Condensed Financial Statements

                            SIGN MEDIA SYSTEMS, INC.
                                 BALANCE SHEETS
                                 MARCH 31, 2004

                                     ASSETS

                                                                  (UNAUDITED)
                                                                    MARCH 31,
                                                                     2004
                                                                   ---------
CURRENT ASSETS
   Cash and cash equivalents                                       $  149,559
   Accounts receivable                                                546,949
   Inventory                                                           46,674
                                                                   ----------
                Total Current Assets                                  743,182

PROPERTY AND EQUIPMENT - Net                                          111,251
                                                                   ----------

TOTAL ASSETS                                                       $  854,433
                                                                   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current portion of long-term debt                                   17,940
   Accounts payable and accrued expenses                              172,071
                                                                    ---------
                Total current liabilities                             190,011

LONG-TERM DEBT - Net of Current Portion                                20,682

DUE TO OFFICER/STOCKHOLDER                                             44,690

DUE TO RELATED PARTY COMPANIES                                        433,015
                                                                    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value, 100,000,000 shares
   authorized at March 31, 2004 and 8,460,000
   issued and outstanding at March 31, 2004                            5,000
   Additional paid-in capital                                         214,437
   Accumulated deficit                                                (53,672)
                                                                    ---------
          Total stockholder's equity (deficit)                        165,765
                                                                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 854,433
                                                                    =========

                   The accompanying notes are an integral part
                     of these condensed financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                   CONDENSED STATEMENTS OF INCOME (OPERATIONS)
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                  2004            2003
                                               -------------   ----------

REVENUE - NET OF DISCOUNTS                     $ 282,600      $   15,751

COST OF GOODS SOLD                                55,144          15,628
                                               ---------      ----------

GROSS PROFIT                                     227,456             123
                                               ---------      ----------

OPERATING EXPENSES
   Professional fees                              21,357           7,500
   General and administrative expenses           154,169          93,461
   Depreciation                                    4,500           2,363
                                                --------        ---------
        Total operating expenses                 180,026         103,324
                                                --------       ---------

INCOME (LOSS) BEFORE OTHER (EXPENSE)              47,430        (103,201)

OTHER (EXPENSE)
  Interest expense                                   (92)         (5,127)
                                                  ------         -------
      Total Other (Expense)                          (92)         (5,127)
                                                  ------         -------

NET INCOME (LOSS) AFTER OTHER (EXPENSE)         $ 47,338      $ (108,328)
                                                ========      ==========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES  $  0.006       $   (0.014)
                                                ========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             8,222,222        8,000,000
                                               =========       ==========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                        2004        2003
                                                      --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                  $   47,338  $  (108,328)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
   Depreciation                                            4,500        2,363
Changes in assets and liabilities:
   (Increase) in accounts receivable                      24,949       (8,574)
   (Increase) in inventory                                (8,283)        (425)
   (Increase) in prepaid expenses and other
      assets                                              55,144           -
   Increase in accounts payable and accrued expenses      19,111       16,685
   (Decrease) in income taxes payable                     (4,000)          -
                                                      ----------  ------------
        Total adjustments                                 91,421       10,049
                                                      ----------  -----------

        Net cash used in operating activities            138,759      (98,279)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                           (12,697)     (56,444)
                                                      ----------   ----------
        Net cash provided by investing activities        (12,697)     (56,444)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (Payments) on long-term debt,
   net of current portion                                 (8,238)      13,702
   Payments to from officers/stockholders                   (944)      (5,889)
   Proceeds (Payments) to related party companies        (14,389)     112,154
   Contribution of additional paid in capital                 -        29,937
                                                      ----------   ----------
        Net cash provided by financing activities        (23,571)     149,904
                                                      ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                102,491       (4,819)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR             47,068        5,138
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - END OF YEAR               $  149,559   $      319
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest expense                                $     (92)   $   (5,127)
                                                      ==========   ==========


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed unaudited interim financial statements included herein have been prepared by Sign Media Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished be the Company later that year.

                  The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                  The Company began business as Go! Agency LLC, a Florida Limited Liability Company ("Go Agency"). Go Agency was formed in April, 2000, principally to pursue third party truck side advertising. The principal of Go Agency invested approximately $857,000 in Go Agency pursuing this business. It became apparent that a more advanced truck side mounting system would be required and that third party truck side advertising alone would not sustain an ongoing profitable business. Go Agency determined to develop a technologically advanced mounting system and focused on a different business plan.

                  In order to develop the advanced mounting system and to pursue this new business plan, Go Agency incorporated Sign Media Systems, Inc. (the "Company" or "SMS") on January 28, 2002 under the laws of the State of Florida. Go Agency and SMS developed a new and unique truck side mounting system which utilizes a proprietary cam lever technology which allows an advertising image to be stretched tight as a drum. Effective January 1, 2003, Go Agency transferred all of its assets including its interest in the proprietary cam lever technology, which together had an original cost basis of $300,000 to SMS. The agreed upon value of the assets $55,702 was exchanged for 7,959,000 shares of the Company's common stock which was in excess of eighty percent (80%) of the Company's then issued and outstanding shares of common stock. In connection with this exchange, SMS assured $25,765 of Go Agency's debt, which consisted primarily of a truck loan from GMAC Finance. Following the exchange, the Company had 8,000,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting systems.

                            SIGN MEDIA SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  Effective December 8, 2003, Sign Media Systems Acquisition Company, Inc., an inactive Florida corporation, was merged into Sign Media Systems, Inc. per a Plan of Merger that was adopted by the shareholders of both companies on November 17, 2003.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Revenue and Cost Recognition

                  Revenue is recognized under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided.

                  Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

                  Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  Property and Equipment

                  Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Furniture and fixtures                               5 years
                  Equipment                                            5 years
                  Trucks                                               5 years

                            SIGN MEDIA SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $2,733 and $16,309 for the three months ended March 31, 2004 and 2003, respectively

                  Fair Value of Financial Instruments

                  The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Earnings per Share of Common Stock

                  Historical net income per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                            March 31
                                                    ----------------------
                                                      2004           2003
                                                    --------        ------

                  Net income (loss)                 $   47,338  $ (108,328)
                                                    ==========  ===========

                  Weighted-average common shares
                  outstanding
                      Basic                          8,222,222   8,000,000

                  Weighted-average common stock
                  equivalents
                      Stock options                         -            -
                      Warrants                              -            -
                                                     ---------    ---------

                  Weighted-average common shares
                  outstanding
                      Diluted                        8,222,222    8,000,000
                                                     =========    =========

                            SIGN MEDIA SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2004 and 2003:

                                                          2004          2003
                                                        ---------      -------
                  Equipment                             $   39,217     $ 18,032
                  Furniture and Fixtures                    35,947       29,552
                  Transportation Equipment                  54,621        8,860
                                                        ----------     --------
                                                           129,785       56,444
                  Less: accumulated depreciation            18,534        2,363
                                                        ----------     --------

                  Net Book Value                        $  111,251     $ 54,081
                                                        ==========     ========

                  Depreciation expense for the three months ended March 31, 2004 and 2003 was $4,500 and $2,363, respectively.

NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at March 31, 2004 under this lease are as follows:

                                2004                            $ 30,000
                                2005                              30,000
                                2006                              30,000
                                2007                              27,500
                                                                --------
                                                                $117,500
                                                                ========

                  Rent expense for the three months ended March 31, 2004 and 2003 was $11,781, and $8,643, respectively.











                            SIGN MEDIA SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 5-           RELATED PARTY TRANSACTIONS

                  On January 28, 2002, Sign Media Systems, Inc. was formed as a Florida Corporation but did not begin business operations until April 2002. Most of the revenue that Sign Media Systems, Inc. earned was contract work with Go! Agency, LLC, a Florida limited liability company, a related party. Sign Media Systems, Inc. would contract Go! Agency, LLC. to handle and complete jobs. There was no additional revenue or expense added from one entity to the other.

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of March 31, 2004 there was $265,244 due.

NOTE 6-  LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2002, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.

NOTE 7-  PROVISION FOR INCOME TAXES

                  Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and their respective tax bases.

                  Effective January 1, 2003, the Company terminated its election as an S corporation that occurred on January 28, 2002.