Form 10QSB
period 2004-06-30
SIGN MEDIA SYSTEMS INC
filed 2004-08-23
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

       For the quarterly period ended June 30, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to _________________

                         Commission file number 0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                   02-0555904
 ------------------------                      ----------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,593,334 Common Shares no par value as of June 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF OPERATIONS

                                                Six Months Ended
                                                     June 30

                                             2004                  2003

 Revenue                                 $   654,484         $   103,968
 Cost of Revenue                              94,260              33,424
                                            --------        ------------
 Gross profit                                560,224              70,544
                                            --------        ------------
 Operating and
     Other Expenses                          328,963             250,157
                                            --------        ------------
               Income (Loss) from
                 continuing operations  $     31,261         $  (179,613)
                                        ============         ===========

 Gross profit margin                             86%                  1%

 Earnings per share of common stock     $      0.028         $    (0.022)

 Weighted Average of Common Shares         8,256,631           7,960,000

For the six months ended June 30, 2004, the Company generated $654,484 of revenue, $560,224 of gross profit, $231,261 of net income, and $0.028 in earnings per weighted average common share based upon a weighted average of 8,256,631 common shares outstanding. .

For the six months ended June 30, 2003, the Company generated $103,968 of revenue, $70,544 of gross profit, $(179,613) of net loss, and $(0.022) of net loss per weighted common share based upon a weighted average of 7,960,422 common shares outstanding.

Revenue for the six months ended June 30, 2004, increased $550,516 from the same period last year. Income from continuing operations for the six months ended June 30, 2004, increased $410,874 from the same period last year. Earnings per share for the six months ended June 30,2004, increased $.05 from the same period last year.

                                               Three Months Ended
                                                     June 30

                                             2004                  2003

 Revenue                                 $   371,884         $    88,217
 Cost of Revenue                              39,116              17,796
                                         ------------         -----------
 Gross profit                                332,768              70,421
                                         -----------         -----------
 Operating and
     Other Expenses                          148,845             141,706
                                         -----------          ----------
              Income (Loss) from
                continuing operations    $   183,92          $   (71,285)
                                         ==========          ===========

Gross profit magin                              89%                  80%

Earnings per share of common stock       $    0.022          $    (0.009)

Weighted Average of Common Shares         8,460,00 0           8,000,000

For the three months ended June 30, 2004, the Company generated $371,884 of revenue, $332,768 of gross profit, $183,923 of net income, and $0.022 in earnings per weighted average common share based upon a weighted average of 8,256,631 common shares outstanding. .

For the three months ended June 30, 2003, the Company generated $88,217of revenue, $70,421 of gross profit, $(71,285) of net loss, and $(0.009) of net loss per weighted average common share based upon a weighted average of 8,000,000 outstanding.

Revenue for the three months ended June 30, 2004, increased $283,667 from the same period last year. Income from continuing operations for the six months ended June 30, 2004, increased $255,208 from the same period last year. Earnings per share for the six months ended June 30,2004, increased $.03 from the same period last year.

MANAGEMENT'S DISCUSSION

The Company is in the business of developing, manufacturing and marketing mobile billboard mounting systems which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. The Company also produces digitally created outdoor, full color vinyl images ("Fleet Graphics") which are inserted into the mounting systems and displayed primarily on trucks. The Company has developed mounting systems which allow Fleet Graphics to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the Fleet Graphics. The mounting systems' proprietary cam-lever technology is the key to their operation.

The Company's revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of Fleet Graphics, and sales of third party advertising utilizing the mobile billboard mounting systems and the Fleet Graphics mounted on the sides of trucks owned by third parties. During the six months and the three months ended June 30, 2004, $647,762 or 99% of the Company's revenue came from the sale of its mobile billboard mounting systems and $6,722 or 1% of the Company's revenue came from the sale of third party advertising.

A material part of the Company's business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the six months ended June 30, 2004, the Company's sales to this customer were approximately $622,741 or 95% of all sales. During the three months ended June 30, 2004, the Company's sales to this customer were approximately $355,718 or 96 % of all sales. The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base. Applied Advertising Network, LLC is not a related party.

The Company attributes the increases in revenue, income from continuing operations and earnings per share to increases in sales due to the continued expansion of the Company's sales and marketing division. The Company's primary emphases is to expand sales nation wide and to also expand into Latin America by acquiring independent dealers.

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

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
--------     -----------------------
     1       SIGN MEDIA SYSTEMS, INC. FINANCIAL STATEMENTS

  31.1       Section 302 Certifications

  32.1       Section 906 Certifications

The Company filed no Forms 8K for the quarter ended June 30, 2004.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SIGN MEDIA SYSTEMS, INC.
                                             (Registrant)
Date August 23, 2004                         /s/Antonio F. Uccello, III
                                             Antonio F. Uccello, III
                                             Chief Executive Officer
                                             Chairman of the Board

EXHIBIT 1 - FINANCIAL STATEMENTS


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                        PAGE(S)

Condensed Consolidated Balance Sheet (Unaudited)
   as of June 30, 2004                                                     1
Condensed Consolidated Statements of Income (Operations)
   for the Six Months and Three Months Ended June 30,
   2004 and 2003 (Unaudited)                                               2

Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 2004 and 2003 (Unaudited)                     3

Notes to Condensed Consolidated Financial Statements                    4-10

                            SIGN MEDIA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                    ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                   $        32,765
   Accounts receivable                                                 807,480
   Inventory                                                            35,541
   Prepaid expenses and other assets                                    15,478
   Miscellaneous receivable                                              4,000
                                                               ---------------
                        Total current assets                           895,264

PROPERTY AND EQUIPMENT - Net                                           133,569
                                                               ---------------

TOTAL ASSETS                                                   $     1,028,833
                                                               ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                           $        17,940
   Accounts payable and accrued expenses                               170,208
                                                               ---------------

                      Total current liabilties                         188,148

LONG-TERM DEBT - Net of Current Portion                                 17,995

DUE TO OFFICER/STOCKHOLDER                                              36,097

DUE TO RELATED PARTY COMPANIES                                         232,904
                                                               ---------------

TOTAL LIABILITIES                                                      475,144
                                                               ---------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000 shares
   authorized at June 30, 2004 and 8,593,334 shares
   issued and outstanding at June 30, 2004                               5,000
   Additional paid-in capital                                          939,437
   Accumulated deficit                                                (390,748)
                                                               ---------------
                      Total stockholders' equity                       553,689
                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     1,028,833
                                                               ===============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
  FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                     SIX MONTHS ENDED      THREE MONTHS ENDED
                                  June 30,     June 30,  June 30,   June 30,
                                    2004         2003      2004       2003
                                  ---------  ----------  --------  ----------

REVENUE                           $    654,484 $ 103,968 $ 371,884 $  88,217

COST OF GOODS SOLD                      94,260    33,424    39,116    17,796
                                 ------------- --------- --------- ---------

GROSS PROFIT                           560,224    70,544   332,768    70,421
                                 ------------- --------- --------- ---------

OPERATING EXPENSES
    Professional fees                   28,021    24,719     6,664    17,219
    General and administrative
      expenses                         249,095   206,793    94,926   113,332
    Depreciation                        16,715     4,726    12,215     2,363
                                 -------------  --------  --------  --------
    Total operating expenses           293,831   236,238   113,805   132,914
                                 -------------  --------  --------  --------

NET INCOME (LOSS) BEFORE
   OTHER (EXPENSE)                     266,393  (165,694)  218,963   (62,493)

OTHER (EXPENSE)
    Interest expense                   (35,132)  (13,919)  (35,040)   (8,792)
                                 -------------  --------  --------  --------
      Total Other (Expense)            (35,132)  (13,919)  (35,040)   (8,792)
                                 -------------  --------  --------  --------

NET INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES          231,261  (179,613)  183,923   (71,285)
   Provision for income taxes                -         -         -         -
                                 ------------  ---------  --------  --------

NET INCOME (LOSS) APPLICABLE
   TO COMMON SHARES              $     231,261 $(179,613) $183,923  $(71,285)
                                 ============= =========  ========  ========

NET INCOME (LOSS) PER BASIC
   AND DILUTED SHARES                    0.028    (0.022)    0.022    (0.009)
                                 ============= =========  ========  ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING       8,256,631 7,960,000 8,460,000 8,000,000
                                ============== ========= ========= =========

                            SIGN MEDIA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                           2004       2003
                                                        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $     231,261  $   (179,613)
                                                   -------------  ------------
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

        Depreciation                                      16,715         4,726

Changes in assets and liabilities:
   (Increase) in accounts receivable                    (235,582)      (74,195)
   (Increase) decrease in inventory                        2,850        (1,400)
   Decrease in prepaid expenses and other current assets  39,666            -
   (Increase) in miscellaneous receivable                 (4,000)           -
   Increase in accounts payable and accrued expenses      17,248        24,510
                                                   -------------  ------------
          Total adjustments                             (163,103)      (46,359)
                                                    ------------  ------------

   Net cash provided by (used in)
      operating activities                                68,158      (225,972)
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                 (47,230)      (56,444)
                                                    ------------  ------------

          Net cash (used in) investing activities        (47,230)      (56,444)
                                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from long-term debt,
      net of current portion                             (10,925)       12,259
   Payments to officers/stockholders                      (9,806)      (11,066)
   Proceeds (payments) to related party companies       (214,500)      244,055
   Contribution of additional paid-in capital            200,000        34,437
                                                    ------------  ------------

   Net cash provided by (used in)
      financing activities                               (35,231)      279,685
                                                    ------------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (14,303)       (2,731)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           47,068         5,138
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $     32,765  $      2,407
                                                    ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.         $     35,132  $     13,919
                                                    ============  ============

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

     Conversion of liability to common stock        $    324,000  $         -
                                                    ============  ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.
                                        3

                            SIGN MEDIA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed unaudited interim financial statements included herein have been prepared by Sign Media Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

                  The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUEN 30, 2004 AND 2003


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  In order to develop the advanced mounting system and to pursue this new business plan, Go Agency incorporated Sign Media Systems, Inc. (the "Company" or "SMS") on January 28, 2002 under the laws of the State of Florida. Go Agency and SMS developed a new and unique truck side mounting system which utilizes a proprietary cam lever technology which allows an advertising image to be stretched tight as a drum. Effective January 1, 2003, Go Agency transferred all of its assets including its interest in the proprietary cam lever technology, which together had an original cost basis of $300,000 to SMS. The agreed upon value of the assets $55,702 was exchanged for 7,959,000 shares of the Company's common stock which was in excess of eighty percent (80%) of the Company's then issued and outstanding shares of common stock. In connection with this exchange, SMS assumed $25,765 of Go Agency's debt, which consisted primarily of a truck loan from GMAC Finance. Following the exchange, the Company had 7,960,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting systems.

                  Sign Media Systems Acquisition Company, Inc., ("SMA") a Florida Corporation and American Powerhouse, Inc. ("API") entered into an Agreement and Plan of Share Exchange dated November 17, 2003, (the "Share Exchange") pursuant to which the shareholders of API on November 17, 2003 (the "Exchange Date") were issued 300,000 shares of common stock of SMA, no par value, in exchange for one hundred percent (100%) of the issued and outstanding shares of API. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. As of the Exchange Date SMA, became the surviving company.

                  Simultaneously, Sign Media Systems Acquisition Company, Inc., a Florida corporation, was merged into Sign Media Systems, Inc. per a Plan of Merger that was adopted by the shareholders of both companies on November 17, 2003.

                  For accounting purposes, these transactions were accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, SMS will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of SMS.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates

                  The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Furniture and fixtures                               5 years
                  Equipment                                            5 years
                  Trucks                                               5 years

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $3,020 and $27,616 for the six months ended June 30, 2004 and 2003, respectively

                  Fair Value of Financial Instruments

                  The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Earnings (Loss) per Share of Common Stock

                  Historical net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                           June 30
                                                        2004            2003

                  Net income (loss)                     $ 231,261    $ (179,613)
                                                        =========    ==========

                  Weighted-average common shares
                    outstanding                         8,256,631     7,960,000

                  Weighted-aveage common stock
                    equivalents
                       Stock options                            -             -
                       Warrants                                 -             -
                                                        ---------     ---------
                  Weighted-average common shares
                       outstanding - diluted            8,256,631     7,960,000
                                                        =========     =========

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at June 30, 2004 and 2003:

                                                        2004       2003

                  Equipment                           $  71,634   $  18,032
                  Furniture & fixtures                   41,798      29,552
                  Transportation equipment               54,621       8,860
                                                      ---------    ---------
                                                        168,053      56,444
                  Less accumulated depreciation          34,484       4,726
                                                      ---------    --------

                  Net book value                      $ 133,569    $ 51,718
                                                      =========    ========

                  Depreciation expense for the six months ended June 30, 2004 and 2003 was $16,715 and $4,726, respectively.


NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at June 30, 2004 under this lease are as follows:

                                        2004                $   30,000
                                        2005                    30,000
                                        2006                    30,000
                                        2007                    15,000
                                                             ---------
                                                            $  105,000
                                                            ==========

                  Rent expense for the six months ended June 30, 2004 and 2003 was $19,086, and $17,036, respectively.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 5-           RELATED PARTY TRANSACTIONS

                  On January 28, 2002, Sign Media Systems, Inc. was formed as a Florida Corporation but did not begin business operations until April, 2002. Most of the revenue that Sign Media Systems, Inc. earned was contract work with Go! Agency, LLC., a Florida limited liability company, a related party. Sign Media Systems, Inc. would contract Go! Agency, LLC. to handle and complete jobs. There was no additional revenue or expense added from one entity to the other.

                  On September 15, 2002, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 15, 2005. At June 30, 2004, the Company was indebted to Go! Agency in the amount of $96,883.

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of June 30, 2004 there was $136,021 due.

NOTE 6-  LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2003, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 7-  PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at June 30, 2004:


                  Deferred tax assets                           $  172,401
                  Deferred tax valuation allowance               ( 172,401)
                                                                ----------
                                                                $        -
                                                                ==========

                  Due to the uncertainty of utilizing the approximate $390,748 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8-           STOCKHOLDERS' EQUITY

                  As of June 30, 2004 and 2003, there were 100,000,000 shares of common stock authorized.

                  As of June 30, 2004 and 2003, there were 8,593,334 and 7,960,000 shares of common stock issued and outstanding.

                  During the six months ended June 30, 2004 the Company had the following stock transactions:

                  The company issued 216,000 shares of common stock in conversion of a liability. In addition, the Company issued an additional 133,334 shares in May 2004 to complete the conversion.