Form 10QSB
period 2004-09-30
SIGN MEDIA SYSTEMS INC
filed 2004-11-22
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ________________ to _________________

                         Commission file number 0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                              02-0555904
   -------------------------------------      ----------------------------
    (State or other jurisdiction of                IRS Employer
     incorporation or organization)             Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,593,334 Common Shares no par value as of September 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF OPERATIONS

Management Discussion Snapshot.

The following tables sets forth certain of the Company's summary selected operating and financial data. The following tables should be read in conjunction with all other financial information and analysis presented herein including the Financial Statements for the Nine Months Ended September 30, 2004 and 2003 and the Three Months Ended September 30, 2003 and 2003.


                                                      Nine Months Ended
                                                         September 30

                                                  2004                  2003
   Revenue                                    $ 1,291,885             $ 146,783
   Cost of Goods Sold                             196,469                59,277
   Gross profit                                 1,095,416                87,506
   Operating and
       Other Expenses                             454,394               406,366
   Income (Loss) from before
       provision for income taxes                 641,022             (318,860)
   Provision for  income taxes                     80,850                     -
   Net income (loss)                              560,172             (318,860)
   Gross profit margin                                85%                  0.6%
   Earnings per share
      of common stock                           $   0.068           $   (0.040)
   Weighted Average of
      Common Shares                             8,368,865             7,972,333

For the nine months ended September 30, 2004, the Company generated $1,291,885 of revenue, $1,095,416 of gross profit, $560,172 of net income after a provision of $80,850 for income taxes, and $0.068 in earnings per weighted average common share based upon a weighted average of 8,368,865 common shares outstanding. .

For the nine months ended September 30, 2003, the Company generated $146,783 of revenue, $87,506 of gross profit, $(318,860) of net loss, and $(0.040) of net loss per weighted common share based upon a weighted average of 7,972,333 common shares outstanding.

Revenue for the nine months ended September 30, 2004, increased $1,145,102 from the same period last year. Income from continuing operations after a provision of $87,506 for income taxes for the nine months ended September 30, 2004, increased $879,032 from the same period last year. Earnings per share for the nine months ended September 30,2004, increased $.11 from the same period last year.

                                                       Three Months Ended
                                                          September 30

                                                    2004                  2003
   Revenue                                      $ 637,401              $ 42,815
   Cost of Goods Sold                             102,209                25,853
   Gross profit                                   535,192                16,962
   Operating and
   Other Expenses                                 125,431               156,209
   Income (Loss) from before
      provision for income taxes                  409,761              (139,247)
   Provision for  income taxes                          -                     -
   Net income (loss)                              409,761              (139,247)
   Gross profit margin                                84%                -3.25%
   Earnings per share
      of common stock                           $   0.048           $   (0.017)
   Weighted Average of
      Common Shares                             8,593,334             8,000,000

For the three months ended September 30, 2004, the Company generated $637,401 of revenue, $535,192 of gross profit, $409,761 of net income, and $0.048 in earnings per weighted average common share based upon a weighted average of 8,593,334 common shares outstanding. .

For the three months ended September 30, 2003, the Company generated $42,815 revenue, $16,962 of gross profit, $(139,247) of net loss, and $(0.017) of net loss per weighted average common share based upon a weighted average of 8,000,000 outstanding.

Revenue for the three months ended September 30, 2004, increased $594,586 from the same period last year. Income from continuing operations for the nine months ended September 30, 2004, increased $549,008 from the same period last year. Earnings per share for the nine months ended September 30,2004, increased $0.65 from the same period last year.

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

The Company's revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of Fleet Graphics, and sales of third party advertising utilizing the mobile billboard mounting systems and the Fleet Graphics mounted on the sides of trucks owned by third parties. During the nine months and the three months ended September 30, 2004, $1,278,966 and $631,027 respectively or 99% for both periods of the Company's revenue came from the sale of its mobile billboard mounting systems, and $631,027 and $6,374 respectively or 1% for both periods of the Company's revenue came from the sale of third party advertising.

A material part of the Company's business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the nine months ended September 30, 2004, the Company's sales to this customer were approximately $1,278,966 or 99% of all sales. During the three months ended September 30, 2004, the Company's sales to this customer were approximately $631,027 or 99% of all sales. The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base. Applied Advertising Network, LLC is not a related party.

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

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMEN
-------------------------------------------------------
     1        SIGN MEDIA SYSTEMS, INC. FINANCIAL STATEMENTS

The Company filed no Forms 8K for the quarter ended September 30, 2004.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIGN MEDIA SYSTEMS, INC.
                                          (Registrant)

Date November 22, 2004                    /s/Antonio F. Uccello, III
     -----------------                    -----------------------------
                                          Antonio F. Uccello, III
                                          Chief Executive Officer
                                          Chairman of the Board

EXHIBIT 1

                            SIGN MEDIA SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                    SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


                            SIGN MEDIA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004


                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                              $          2,876

   Accounts receivable                                           1,406,340

   Inventory                                                        33,416

   Miscellaneous receivable                                          4,000
                                                           ---------------
Total current assets                                             1,446,632

PROPERTY AND EQUIPMENT - Net                                       148,732
                                                           ---------------
TOTAL ASSETS                                                 $   1,595,364
                                                           ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt                       $        18,123

   Accounts payable and accrued expenses                           220,626

   Income taxes payable                                             80,850

   Liability for stock to be issued                                200,000
                                                           ---------------
Total current liabilties                                           519,599

LONG-TERM DEBT - Net of Current Portion                             14,687

DUE TO OFFICER/STOCKHOLDER                                          36,404

DUE TO RELATED PARTY COMPANIES                                     342,054
                                                           ---------------
TOTAL LIABILITIES                                                  912,744

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000 shares
   authorized at September 30, 2004 and 8,460,000
   shares issued and outstanding at September 30, 2004               5,000

   Additional paid-in capital                                      739,437

   Deficit                                                         (61,817)
                                                           ---------------
Total stockholders' equity                                         682,620
                                                           ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     1,595,364
                                                           ===============



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                            SIGN MEDIA SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
   FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                     NINE MONTHS ENDED     THREE MONTHS ENDED
                                       September 30,          September 30,
                                       2004         2003    2004        2003

REVENUE                             $  1,291,885 $ 146,783  $ 637,401 $ 42,815

COST OF GOODS SOLD                       196,469    59,277    102,209   25,853
                                    ------------------------------------------
GROSS PROFIT                           1,095,416    87,506    535,192   16,962

OPERATING EXPENSES
    Professional fees                     63,064    47,038     35,043   22,319
    General and administrative expenses  320,258   317,036     71,163  110,243
    Depreciation                          17,463     7,089        748    2,363
                                    ------------------------------------------
          Total operating expenses       400,785   371,163    106,954  134,925
                                    ------------------------------------------

NET INCOME (LOSS) BEFORE
   OTHER (EXPENSE)                       694,631  (283,657)   428,238 (117,963)

OTHER (EXPENSE)
   Interest expense                       53,609    35,203     18,477   21,284
                                    ------------------------------------------
          Total Other (Expense)           53,609    35,203     18,477   21,284
                                    ------------------------------------------

NET INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES            641,022  (318,860)   409,761 (139,247)

   Provision for income taxes             80,850         -          -        -
                                    ------------------------------------------

NET INCOME (LOSS) APPLICABLE
   TO COMMON SHARES                 $   560,172 $ (318,860)$ 409,761 $(139,247)
                                    ==========================================

NET INCOME (LOSS) PER BASIC
   AND DILUTED SHARES                     0.068     (0.040)    0.048    (0.017)
                                    ==========================================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                   8,368,865  7,972,333 8,593,334 8,000,000
                                    ==========================================


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                            SIGN MEDIA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                          2004         2003
                                                     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $      560,172  $  (318,860)

  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities
        Depreciation                                       17,463        7,089

Changes in assets and liabilities:
   (Increase) in accounts receivable                     (834,442)     (88,465)
   (Increase) decrease in inventory                         4,995       (1,397)
   Decrease in prepaid expenses and other current assets   55,144            -
   (Increase) in miscellaneous receivable                  (4,000)           -
   Increase in accounts payable and accrued expenses       67,666       67,526
   Increase in income taxes payable                        80,850
   Increase in liability for stock to be issued           200,000            -
                                                     -------------------------
          Total adjustments                              (412,324)     (15,247)
                                                     -------------------------

  Net cash provided by (used in) operating activities    147,848      (334,107)
                                                     -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                 (63,141)      (56,444)
                                                     -------------------------

          Net cash (used in) investing activities        (63,141)      (56,444)
                                                     -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from long-term debt,
      net of current portion                             (14,050)        8,022
   Due to officers/stockholders                           (9,499)      (14,955)
   Proceeds (payments) to related party companies       (105,350)      360,055
   Contribution of additional paid-in capital                  -        34,437
                                                     -------------------------

  Net cash provided (used) by financing activities      (128,899)      387,559
                                                     -------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (44,192)       (2,992)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           47,068         5,138
                                                     -------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $     2,876    $    2,146
                                                     =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.          $    53,609    $   35,043
                                                     =========================

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

  Conversion of liability to common stock            $   324,000    $        -
                                                    ==========================

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.
                                        3

                            SIGN MEDIA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003





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

                  The Company began business as E Signs Plus.com LLC, a Florida Limited Liability Company ("Go Agency"). E Signs Plus.com was formed on June 20, 2000. Initially the Company engaged in the business of manufacturing and selling signage of all types and also engaged in third party truck side advertising. In August of 2001, the Company began developing its own proprietary truck side mounting system and at that time decided to limit its business to developing, manufacturing and marketing mobile bill board mounting systems. On August 27, 2001, the Company changed its name to GO! Agency, LLC. The principal of Go Agency invested approximately $857,000 in Go Agency pursuing this business.

                  On January 28, 2002, GO! Agency incorporated Sign Media Systems, Inc. in the State of Florida. GO! Agency continued in the business of marketing its proprietary truck side mounting system and printing of graphics. Sign Media Systems engaged in the business of developing manufacturing and marketing the proprietary mounting system.

                            SIGN MEDIA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003






NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  Effective January 1, 2003, GO! Agency transferred all of its assets including its interest in the proprietary cam lever technology, which together had an original cost basis of $300,000 to Sign Media Systems ("SMS"). The agreed upon value of the assets $55,702 was exchanged for 7,959,000 shares of the Company's common stock which was in excess of eighty percent (80%) of the Company's then issued and outstanding shares of common stock. In connection with this exchange, SMS assumed $25,765 of Go Agency's debt, which consisted primarily of 7,960,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting system.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



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

                  Furniture and fixtures                               5 years
                  Equipment                                            5 years
                  Trucks                                               5 years

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $4,593 and $35,033 for the nine months ended September 30, 2004 and 2003, respectively

                  Fair Value of Financial Instruments

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                        September 30
                                                      2004      2003

                        Nwr income (loss)           $560,172   $ (318,860)
                                                    ======================

                       Weighted-average common
                         shares outstanding
                              Basic                8,368,865     7,972,333

                       Weighted-average common
                         stock equivalents
                              Stock options                 -            -
                              Warrants                      -            -

                                                   ------------------------

                       Weighted-average common
                         shares outstanding
                              Diluted              8,368,865     7,972,333
                                                  =========================

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2004 and 2003:

                                                        2004        2003
                                                      --------    -------
                  Equipment                           $ 71,461    $ 18,032
                  Furniture & fixtures                  57,882      29,552
                  Transportation equipment              54,621       8,860
                                                      --------------------
                                                       183,732      56,444
                  Less: accumulated depreciation       (35,232)    ( 3,162)
                                                     ---------------------
                  Net book value                     $ 148,732    $ 53,282
                                                     =====================

                  Depreciation expense for the nine months ended September 30, 2004 and 2003 was $17,463 and $7,089, respectively.


NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at September 30, 2004 under this lease are as follows:

                        2004                                    $ 7,500
                        2005                                     30,000
                        2006                                     30,000
                        2007                                     15,000
                                                                -------
                                                               $ 82,500
                                                               ========

                  Rent expense for the nine months ended September 30, 2004 and 2003 was $35,698 and $25,061, respectively.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



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

                  On September 15, 2002, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 15, 2005. At September 30, 2004, the Company was indebted to Go! Agency in the amount of $108,480.

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of September 30, 2004 there was $233,574 due.

NOTE 6-  LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2003, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003



NOTE 7-  PROVISION FOR INCOME TAXES

                  The provision for income taxes at September 30, 2004 consisted of the following:

                  Current tax expense                       $ 213,704
                  Benefit of loss carry forwards             (132,854)
                                                            ---------
                  Net current tax expense                   $  80,850
                                                            =========


                  The company has loss carry forwards of $390,748 that may be offset against future taxable income that may be used against future income taxes.


NOTE 8-  LIABILITY FOR STOCK TO BE ISSUED

                  As of September 30, 2004 the Company received $200,000 for common stock to be issued at a later date. Upon issuance of the common stock the liability will be removed.

NOTE 9-           STOCKHOLDERS' EQUITY

                  As of September 30, 2004 and 2003, there were 100,000,000 shares of common stock authorized.

                  As of September 30, 2004 and 2003, there were 8,460,000 and 7,960,000 shares of common stock issued and outstanding.

                  During the nine months ended September 30, 2004 the Company had the following stock transactions:

                  The company issued 216,000 shares of common stock in conversion of a liability.