Form 10KSB
period 2004-12-31
SIGN MEDIA SYSTEMS INC
filed 2005-04-18
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                     0-50742
                            (Commission file number)

                            SIGN MEDIA SYSTEMS, INC.
                 (Name of small business issuer in its charter)

              Florida                                   02-0555904
(State or other jurisdiction of incorporation       (I.R.S. Employer
          or organization)                       Identification Number)

     2100 19th Street, Sarasota, FL                      34234
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number is:  (941) 330-0336

                                      None
          (Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this from, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The issuer's revenues for the most recent fiscal year were $861,962.

The aggregate value of the voting stock held by non-affiliates as of April 1, 2005, was $610,500.

The number of shares outstanding of the issuer's common equity as of April 1, 2005 was 8,460,000, No Par Value.

Documents Incorporated by reference: Exhibits 3.1, 3.2, 4.1, 14.1, and 21.1 from the Issuer's Form 10-SB filed as of May 4, 2004. Exhibits 10.1, 10.2, 10.3, and
10.4 from the Issuer's Form 10-SB/A Third Amendment filed as of February 9, 2005. Exhibits 10,5, 10,6, and 16.3 from the Issuer's Form 10-SB/A Fourth Amendment filed as of April 1, 2005.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our History.

We started business as E Signs Plus.com, LLC, a Florida limited liability company on June 20, 2000. We were engaged in the business of manufacturing and selling signage of all types. We were also in the business of selling advertising space on the sides of trucks. We would rent space on the sides of trucks and sell that space to other businesses that wished to advertise their products in that manner ("third party advertising"). We also printed the advertising materials ("graphics"). At that time we were purchasing truck side mounting systems from third parties to attached to the truck sides in which to insert the graphics.

It soon became apparent that the third party advertising business would not be profitable if we had to purchase mounting systems from third parties. In August of 2001, we began developing our own proprietary truck side mounting systems for the display of graphics on the sides of trucks. We also determined that there was another market for our mounting systems and graphics; businesses that wished to advertise their products on their own fleet of trucks. At that time we decided to limit our business to developing, manufacturing and marketing mobile billboard mounting systems which are primarily mounted on trucks, to printing the graphics that are inserted into the mounting systems and to third party advertising. On August 27, 2001, we changed E Signs Plus.com's name to GO! AGENCY, LLC.

On January 28, 2002, we incorporated Sign Media Systems, Inc. in the State of Florida. GO! AGENCY continued in the business of marketing its proprietary truck side mounting systems, the sale of third party advertising and the printing and sale of graphics. Sign Media Systems engaged the business of developing, manufacturing and marketing the mounting systems.

In December, 2002, we determined that it would be in our best interest to operate the truck side mounting system, third party advertising and graphics business through one entity rather than two entities. Therefore, effective January 1, 2003, GO! AGENCY contributed all of its assets to Sign Media Systems, in exchange for Sign Media Systems common stock and Sign Media Systems became a subsidiary of GO! AGENCY. GO! AGENCY owns 97% of our shares of common stock. At that time, GO! AGENCY ceased conducting the truck side mounting system, third party advertising and graphics business and all of those business activities are conducted through Sign Media Systems. Both GO! AGENCY and Sign Media Systems are "small business issuers" as that term is defined in Section 228.10 of Regulation S-B promulgated by the Securities and Exchange Commission. Please refer to Note 1 of the Consolidated Financial Statements contained in Part F/S hereof and to
Item 7, Certain Relationships and Related Transactions for more information concerning our relationship with GO! AGENCY.

Antonio F. Uccello, III, is the manager and the 51% owner, the control person and promoter of GO! Agency formerly known as E Signs Plus.com and, therefore, pursuant the terms of GO! Agency's Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign Media System's common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has absolute control of us by virtue of his voting control of 7,960,000 shares of our common stock.

On November 17, 2003, we entered into a merger agreement with American Powerhouse, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation. Pursuant to the merger agreement, we merged with Sign Media Systems Acquisition Company. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and we became the surviving corporation. Some time prior to the merger, American Powerhouse had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. American Powerhouse was not engaged in the business of manufacturing and distributing the water machine but was engaged in the licensing of that right to others. Prior to the merger, American Powerhouse granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. As consideration for the merger, we issued 300,000 shares of our common stock to American Powerhouse. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of our stock. There were no other material costs of the merger. Please refer to Note 1 of the Notes to Consolidated Financial Statements for December 31, 2003 and 2002 contained elsewhere herein for more information on the merger. Due to problems with our plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the year ended December 31, 2003 in our Consolidated Financial Statements for December 31, 2003 and 2002. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. To the best of our knowledge, the only control person of American Powerhouse is Denis C. Tseklenis.

Our Business.

We are in the business of developing, manufacturing and marketing mobile billboard mounting systems which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. We also produce digitally created outdoor, full color vinyl images ("graphics") which are inserted into the mounting systems and displayed primarily on trucks. We have developed mounting systems which allow graphics to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the graphics. We are also in the business of selling third party advertising on truck sides utilizing our mounting systems.

Our Products and Services.

We currently have five mounting systems; two for the sides of truck bodies and trailers of all sizes, one for the rear of side roll up beverage body trailers, one for the rear garage style roll up doors of trailers and one for the sides of commercial cargo vans. Our "Profile I" mounting system utilizes our proprietary Cam Lever technology to evenly tension images across wide surface areas and allows graphics to be inserted on both sides of truck bodies and trailers of all sizes. Our "Profile II" mounting system utilizes our proprietary Omega Lock and Insert technology combined with our grommeted floating rail/zip tie technology to evenly tension images across wide surface areas and allows graphics to be inserted on both sides of truck bodies and trailers of all sizes. Our Hotswap Lite mounting system evenly tensions images across small surface areas and allows graphics to be inserted on the rear panels of side roll up beverage trucks and trailers. Our Hotswap Stretch mounting system utilizes our proprietary stretch technology to evenly tension images across breaking panel garage type roll up doors, seamlessly allowing images to roll up with those doors and allows graphics to be changed and reused. Our VanGo mounting system utilizes our proprietary cap and insert technology to evenly tension images on curved surfaces such as the sides of commercial cargo van bodies.

With five products to cover key visible surface areas of trucks and trailers, we offer economical and easy image change-outs for semi and beverage trailers, urban box trucks, and cargo vans.

We are also in the digital printing and graphic design business, which allows us not only to market our mounting systems, but also to design and produce the graphics which are inserted in mounting systems.

Graphics are high-resolution full digital color prints, produced in heavy weight outdoor vinyl. They are mounted on truck sides, rear panels and roll-up doors utilizing our mounting systems. Whether a customer's advertising campaign reaches from coast to coast, or changes seasonally, our mounting systems will allow the customer to exchange and reuse images over and over again. Images can be "swapped" for a fraction of what it costs to remove, paint, and apply pressure sensitive adhesive vinyl to truck sides, with downtime measured in minutes, rather than days. Downtime for trucks is an extremely important consideration as the trucks generate no revenue and provide no services when not on the road.

We are also in the business of selling third party advertising on truck sides utilizing our mounting systems and graphics.

Our Target Markets and Marketing Strategy.

Currently, we have three primary sources of revenue: (i) the sale and installation of our mounting systems, (ii) third party advertising; and (iii) the printing of graphics to be inserted on trucks utilizing our mounting systems

         Our Mounting Systems.

According to Fleet Owner magazine, the commercial trucking market consists of more than 10 million vehicles - trucks, tractors, and trailers - of all types and sizes, from light to heavy duty, serving all segments of the nation's economy. Commercial trucking fleets in the U.S. operate more than 7 million trucks and 3.4 million trailers. Trucking is a large and diverse business. It hauls roughly 80% of America's freight and serves virtually every sector of the nation's economy. Truckers fall into two basic categories: for-hire carriers and private fleets. For-hire truckers haul freight and provide transportation services for others. Trucking is their primary business. Private fleets, on the other hand, are the proprietary transport, distribution, or service arms of companies that are not in the trucking business. A private fleet's primary function is to haul its own company's goods or perform a service in support of its company's main business. Private fleets make up over two-thirds of the trucking market. In the trucking industry, fleets are defined as trucking operations of five or more vehicles. The "5+" truck-fleet segment is the heart of the trucking market, accounting for close to 80% of the total commercial vehicle population. The private fleet one the market where we are initially focused.

We are focusing on three primary channels for distribution of our mounting systems to the private fleet market: (i) developing a nation wide dealer base;
(ii) strategic alliances with reselling partners, including truck body and trailer manufacturers, truck dealers and the traditional retail sign industry; and (iii) direct sales to existing fleets. We believe these three channels of distribution offer the opportunity for future growth and expansion.

         Third Party Advertising.

Private fleets also offer a third source of revenue; third party advertising. We identify fleet owners who are willing to lease space on their trucks for advertising from third parties. We enter into a lease agreement with a fleet owner for truck side space that provides that so long as there is third party advertising on that space, we will pay the fleet owner a monthly lease fee. We identify third parties who wish to advertise their good or services in the area in which the fleet owners utilize their fleets and sell the third party advertiser space on the truck sides. We obtain revenue from the graphics we produce for the advertising and from the advertising fee. In this segment of our business, we do not sell the mounting systems and therefore derive no revenue from a sale of the mounting systems.

We are focusing on three primary channels for third party advertising: (i) developing a nation wide dealer base; (ii) alliances with advertising agencies; and (iii) direct sales to third parties seeking advertising space using our sales and marketing staff.

         Graphics.

We believe that sales of graphics will be made in conjunction with sales of our mounting systems and sales of third party advertising.

Competition.

Our market for our products is based on the cost-effective use and re-use of graphics in conjunction with our mounting systems without damaging either the graphics or the truck sides to reach large and diverse adult audiences.

The truck side advertising business is fragmented into two segments; pressure sensitive applied vinyl and mounting systems that allow graphics to be attached to the sides of trucks.

Our primary competition is pressure sensitive applied vinyl ("PSAV"). PSAV is vinyl that adheres directly to the truck side. The initial cost of our mounting systems with graphics is about the same as applying PSAV to truck sides. However, removal of PSAV is extremely labor and time intensive and destroys the Fleet Graphic. The benefit of the our mounting systems is that the Fleet Graphic can be "swapped" for a fraction of what it costs to remove and re-apply PSAV, with downtime for the truck measured in minutes, rather than days. Our mounting systems also allow the Fleet Graphic to be reused at a later date.

The major manufacturers and marketers of PSAV are 3M Company and Avery Dennison Corporation. 3M and Avery Dennison are multi-billion dollar companies with established and successful sales and marketing organizations. Nevertheless, we believe that the advantages of our mounting systems will allow us to effectively compete in this industry.

There are other companies that design and manufacture some type of mounting system for attaching graphics to vehicles. None of these competitors has a system that is substantially similar to our mounting systems and we believe that the functionality and cost-effectiveness of our mounting systems make them competitive in the market. However, some of our potential competitors may have larger advertising and marketing budgets than we do and may be better able to establish a market presence.

Dependence on Major Customers

A material part of our business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90 % of all sales including a provision for bad debt in the amount of $500,000. See Note 2, Provision for Bad Debt, for more information on the provision for bad debt. During the year ended December 31, 2003, our sales to this customer were approximately $624,874 or 80.7% of all sales. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base. Applied Advertising Network, LLC is not a related party. In 2003, we entered into a Distribution Agreement with Applied Advertising. That agreement provides:

o The term of the agreement is one year and can be renewed by the mutual agreement of the parties. The agreement was renewed in 2004 and does not expire until December 2005.

o The agreement grants Applied Advertising the territory of the United States of America and Central America which means that it can sell our products in those areas.

o The agreement allows Applied Advertising to appoint one or more dealers in its territory but only with our consent.

o The agreement obligates Applied Advertising to use its best efforts to actively promote, market and sell our products in its territory.

o The agreement obligates Applied Advertising to maintain the formal name of our products, with their appropriate trademark, service mark, logo, or trade name designations, in all advertising and other printed materials relating to our products.

o The agreement allows Applied Advertising to purchase our products at specified prices but also allows us to change the pricing in out sole discretion upon fifteen days written notice. We considering our pricing arrangement with Applied Advertising and all of our other customers to be a trade secret.

A copy of the Distributor Agreement with Applied Advertising is attached hereto as an exhibit.

Sources and Availability of Raw Materials.

Raw material for the manufacture of the mounting systems consists primarily of extruded aluminum and fasteners which are readily available throughout the county. Raw material for the manufacture of the graphics consists primarily of vinyl billboard banner material which is readily available through the county.

Intellectual Property and Patents.

Our success may depend in large part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we do take action to protect our trade secrets and our proprietary information, in part, by the use of confidentiality and non-compete agreements with our employees, consultants and dealers, we cannot guaranty that:

o        these agreements will not be breached;
o        we would have adequate remedies for any breach; or
o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

On January 15, 2002, we filed a United States patent application for our mounting systems and we therefore own a pending United States patent application that contains claims covering our mobile sign mounting systems. The patent application is being prosecuted by the intellectual property law firm of Fish & Richardson, PC of New York City. The patent application includes claims covering certain cam lever technology which we developed and believe is unique in the truck side framing industry. We believe that the patent application claims which are on file are sufficiently broad to cover not only our specific system, but also similar systems; and that, if granted, will be infringed by systems that employ the fundamentals of our system. However, at this time our patent attorneys cannot advise as to the likelihood of obtaining allowance of the claims on file or other claims sufficiently broad to provide a competitive advantage.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

On December 16, 2002, we filed a United States application for a trademark for the words "HOTSWAPROFILE" which we use to describe our mounting system for trucks of all sizes. We are advised that the final review prior to publication was completed on July 20, 2004 and that the application will be published for opposition. We do no as yet know the date of publication. There can be no guarantee that there will not be public opposition to the issuance of the trademark or that the trademark will ever be approved.

We intend to file in the near future a United States application for a trademark for the words "HOTSWAP GRAPHICS."

Research and Development Activities.

In the years ended December 31, 2004, 2003, we did not incur research and development costs.

Employees.

As of the date of this Report, we have eight full time employees and no part time employees for a total of eight employees.

ITEM 2.  DESCRIPTION OF PROPERTY

On November 1, 2002, we entered into a lease as the lessee with Hawkeye Real Estate, LLC, a Florida limited liability company, as lessor for 6,300 square feet of mixed office and warehouse space at 2100 19th Street, Sarasota, FL 34234 for a period of five years beginning December 1, 2002 and continuing until November 30, 2007 for a fixed monthly rental of $2,500 per month. Effective January 1, 2005 we amended the lease to obtain access to additional parking for our vehicles, employee vehicles and customer vehicles. The amended lease now provides for a fixed monthly rental of $4,195 per month. Our executive offices and manufacturing facility are located at these premises. We believe the premises are adequate for our purposes.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings to which we are a party or of which any of our property is the subject. To our knowledge, there are no proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public market for our common stock. Although we hope to be quoted on the OTC Bulletin Board, our common stock is not currently listed or quoted on any quotation service. There can be no assurance that our common stock will be quoted on any quotation service or that any market for our stock will ever develop or, if developed, will be sustained.

None of our common stock is subject to outstanding options or warrants to purchase, or securities convertible into, our common equity.

380,000 shares of our common stock could be sold pursuant to Rule 144 under the Securities Act.

There is no proposal to publicly offer any of our common stock.

Holders

There are approximately 160 holders of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, our financial requirements and other factors to be determined by our Board of Directors, in its sole discretion. For the foreseeable future, it is anticipated that any earnings that may be generated from our operations will be used to finance our growth, and that cash dividends will not be paid to common stockholders.

Recent Sales of Unregistered Securities

The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act relating to sales by an issuer not involving any public offering. All securities sold by us within the past three years were shares of common stock, no par value. No underwriter was used in any of these transactions and there were no underwriting discounts or commissions paid.

                                                     Number of
Date                        Name                     of Shares   Consideration
January 28, 2002     Antonio F. Uccello, III           1,000         $5,000
January 1, 2003      GO! Agency, LLC               7,959,000             (1)
June 1, 2003         Stephen. MacNamara               30,000         $4,500
September 30, 2003   Nelson J. Martin                 10,000    Services-$15,000
                     Abraham Uccello,
                        Trustee of the
                        Candlelight Non-
October 8, 2003         Grantor Trust                 10,000        $15,000
October 31, 2003     Henry Eldon Sinsel               10,000        $15,000
November 11, 2003    Raimo Vitikainen                 20,000(1)     $30,000
November 12, 2003    William J. Hone                  40,000        $60,000
November 14, 2003    Salvatore Uccello, Jr.           10,000    Services-$15,000
November 17, 2003    Lynda Melnick                    20,000        $30,000
                     American Powerhouse,
November 17, 2003       Inc.                         300,000             (2)
November 20, 2003    Roger P. Nelson                  20,000        $30,000
November 24, 2003    Christopher Stender              10,000    Services-$15,000
December 8, 2003     Jerry Hanson                     10,000    Services-$15.000
December 8, 2003     Marcus Faller                    10,000    Services-$15,000
                     Thomas F. Pepin
April 3, 2004           Limited Partnership           66,667       $100,000
May 5, 2004          Roger P. Nelson                  66,667       $100,000
                                                  ------------  -------------

Total                                              8,593,334(3)    $404,500
                                                  ============= =============

(1) Effective January 1, 2003, GO! Agency, LLC, a Florida limited liability company, transferred all of its assets which had an original cost basis of $300,000 and an agreed value of $55,702 to us in exchange for 7,959,000 shares of our common stock, no par value which was in excess of 80% of our then issued and outstanding shares of common stock.

(2) Effective November 17, 2003, we merged with Sign Media Systems Acquisition Company, Inc., a Florida corporation and we were the surviving company in that merger. In order to acquire Sign Media Systems Acquisition Company by the merger, we paid its former sole stockholder, American Powerhouse, Inc. 300,000 shares of our common stock.

(3) In the year ended December 31, 2003, Two Hundred Sixteen Thousand shares of stock reflected in the total were not issued until after the end of the year. Accordingly, we reported a liability on our balance sheet for the year ended December 31, 2003 for stock to be issued in the amount of $324,000 for the year ended December 31, 2003. The Two Hundred Sixteen Thousand shares were subsequently issued in 2004. In the year ended December 31, 2004, One Hundred Thirty Three Thousand Three Hundred Thirty Three shares of stock in the total were not issued until after the end of the year. Accordingly, we reported a liability on our balance sheet for the year ended December 31, 2004 for stock to be issued in the amount of $200,000. The One Hundred Thirty Three Thousand Three Hundred Thirty Three shares were subsequently issued in 2005.

At the time of the sale of shares of stock to Antonio F. Uccello, III, and to GO! Agency, Antonio F. Uccello and all of the members of GO! Agency were "Executive Officers and Directors" of Sign Media Systems as those terms are defined in Section 501 of Regulation D promulgated by the Securities and Exchange Commission. At the time of the sale of shares of stock to Stephen MacNamara he was a Director of Sign Media Systems. As Executive Officers and Directors, each of these purchasers were "Accredited Investors" as that term is defined in Section 501 of Regulation D promulgated by the Securities and Exchange Commission. As Executive Officers and Directors, these purchasers had access to our non-financial statement and financial statement information described in Section 502(b)(2) of Regulation D promulgated by the Securities and Exchange Commission. None of the offers or sales to these purchasers involved any form of general solicitation or general advertising. Prior to each sale, each of these purchasers was afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information we possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided them pursuant to Section502 (b)(2). We took reasonable care to insure that the shares of stock sold to these purchasers could not be resold without registration under the Securities Act of 1933 (the "Act") or an exemption there from and that these purchasers were not underwriters under that Act and in connection there with:
(a) made reasonable inquiry to insure that these purchasers were acquiring the shares of stock for themselves and not for any other persons; (b) provided written disclosure to each purchaser that the shares of stock had not been registered under the Act and therefore could not be resold unless registered under the Act or unless an exemption from registration is available; and (c) placed a restrictive legend on the shares of stock stating that they had not been registered under the act and setting forth restrictions on their transferability and sale. Finally, we made reasonable inquiry to insure that each of these purchasers had such knowledge and experience in financial and business matters that each purchaser was capable of evaluating the merits and risks of investment in the shares of stock and of making an informed investment decision with respect thereto or had consulted with advisors who possess such knowledge and experience.

All of the remaining purchasers were Accredited Investors except Raimo Vitikainen, Salvatore Uccello, Jr., Christopher Stender and Jerry Hanson. At the time of the sale of shares of stock to the remaining purchasers listed in the foregoing table, we provided all of the with our non-financial statement and financial statement information described in Section 502(b)(2) of Regulation D promulgated by the Securities and Exchange Commission. None of the offers or sales to these purchasers involved any form of general solicitation or general advertising. Prior to each sale, each of these purchasers was afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information we possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided them pursuant to Section502 (b)(2). We took reasonable care to insure that the shares of stock sold to these purchasers could not be resold without registration under the Securities Act of 1933 (the "Act") or an exemption there from and that these purchasers were not underwriters under that Act and in connection there with: (a) made reasonable inquiry to insure that these purchasers were acquiring the shares of stock for themselves and not for any other persons; (b) provided written disclosure to each purchaser that the shares of stock had not been registered under the Act and therefore could not be resold unless registered under the Act or unless an exemption from registration is available; and (c) placed a restrictive legend on the shares of stock stating that they had not been registered under the act and setting forth restrictions on their transferability and sale. Finally, we made reasonable inquiry to insure that each of these purchasers had such knowledge and experience in financial and business matters that each purchaser was capable of evaluating the merits and risks of investment in the shares of stock and of making an informed investment decision with respect thereto or had consulted with advisors who possess such knowledge and experience.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management Discussion Snapshot.

The following table sets forth certain of our summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended December 31, 2004 and 2003.

    Summary Selected Statements of Profits and Losses and Financial Data

                                           2004                         2003
                                        (Audited)                    (Audited)

Revenue(1)                            $ 861,962                      $ 774,349
Cost of Goods Sold                    $ 186,448                      $ 138,623
Gross Profit                          $ 675,514                      $ 635,726
Operating Expenses                    $ 601,176                     $1,113,534
Net Income (Loss) Before
    Other (Expense)                   $  74,338                      $(477,808)
Other (Expense) Interest Expense      $ (82,253)                     $ (76,464)
Net Loss                              $  (7,915)                     $(554,272)
Net Loss Per Common Share              $  (0.00)                      $  (0.07)
Weighted Average Shares Outstanding   8,406,000                      8,031,000
Assets                                $ 771,057                      $ 815,555
Liabilities                           $ 771,057                    $ 1,017,127
Stockholders' Equity (Deficit)        $ 114,513                     $ (201,572)

(1) Total revenue for the year ended December 31, 2004 was $1,361,962. However, we established a provision for bad debt in the amount of $500,000 resulting in revenue net of bad debt expense in the amount of $861,962. Please refer to Note 2, Provision for Bad Debt, in the Consolidated Financial Statements set forth in
Item 12 of this Report.

Results of Operations.

         Revenue and Expenses.

For the year ended December 31, 2004, we had total revenue of $1,361,962. However, we established a provision for bad debt in the amount of $500,000 resulting in revenue net of bad debt expense in the amount of $ 861,962. Please refer to Note 2, Provision for Bad Debt, in the Consolidated Financial Statements set forth in Item 12 of this Report. For the year ended December 31, 2004, we had a net loss of $(7,915) and a net loss per common share of $(0.00) based on a weighted average of 8,406,000 shares outstanding. For the year ended December 31, 2003, we had revenue of $774,349, a net loss of $(554,272) and a net loss per common share of $(0.07) based upon a weighted average of 8,031,000 common shares outstanding. Our revenue is generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck side advertising. During the year ended December 31, 2003 we generated $776,766 or 87% of our revenue from the sale of our mobile billboard mounting systems, $1,846 or 2% of our revenue from the printing of digital graphics and $83,350 or 11% of our revenue from truck side advertising. During the year ended December 31, 2003, we generated $696,914 or 90% of our revenue from the sale of our mobile billboard mounting systems, $77,435 or 10% of our revenue from the printing of digital graphics and nothing from truck side advertising.

During the years ended December 31, 2003, 2004, a material part of our business was dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90% of revenue before bad expense of $500,000. During the year ended December 31, 2003, our sales to this customer were approximately $624,874 or 80.7% of all sales. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base.

Our revenue in the year ended December 31, 2004, was $861,962 after a provision for bad debt in the amount of $500,000 compared to revenue in the preceding period of $774,349. This is an increase from period to period of $587,613 before the provision for bad debt and $87,613 after the provision for bad debt. This increase in revenue is attributable to increased sales of mounting systems to one key customer, Applied Advertising Network, LLC of Lake Mary, Florida and increased sales of third party truck side advertising to various customers. Applied Advertising Network is not a related party.

In the year ended December 31, 2004, our cost of goods sold was $186,448 which is 14% of revenue before the provision for bad debt. In the year ended December 31, 2003, our cost of goods sold was $138,623 which is 18% of revenue. The percentage decrease in cost of goods sold from period to period is primarily attributable to continued reductions in the cost of manufacturing our mounting systems.

The decrease of $155,876 in professional fees and administrative payroll for the year ended December 31, 2004, from the pervious period is primarily due to a reduction in payments for professional fees. In the year ended December 31, 2003, we incurred higher professional fees related to the filing of our Form 10-SB under the Securities Exchange Act of 1934.

The increase of $69,647 in general and administrative expenses for the year ended December 31, 2004, from the previous period is primarily due to increased costs of soliciting customers through phone solicitation, increased advertising costs and increased health insurance costs.

The decrease of $450,000 in impairment expense for the year ended December 31, 2004, from the previous period is attributable solely to our merger with Sign Media Systems Acquisition Company, Inc. then a wholly owned subsidiary of American Powerhouse, Inc., a Delaware corporation in 2003. In connection with the merger, we issued 300,000 shares of our common stock to American Powerhouse, Inc. These shares are valued at $450,000 or $1.50 per share based on recent sales of our common stock. The purpose of the merger was to acquire certain proprietary technology relating to the manufacture of a machine that makes water from ambient air. Please refer to Note 1 of the Notes to Consolidated Financial Statements for December 31, 2004, and 2003 contained elsewhere herein for more information on the merger. Due to problems with our plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the years ended December 31, 2004 and 2003, in our Consolidated Financial Statements for December 31, 2004 and 2003, and because of the impairment, we reported the $450,000 as an expense in the year ended December 31, 2003.

The increase in depreciation expense for the year ended December 31, 2004, from the previous period is attributable to purchase of additional equipment.

         Working Capital.

The following table sets forth a summary of our working capital.

AT DECEMBER 31:                                    2004            2003
------------------------------------------- --------------  --------------

Current assets                              $     646,502   $     712,501
Current liabilities                               498,170         500,119
                                             --------------  --------------

Working capital                             $     148,334   $     212,382
                                            ==============  ==============
Current ratio                                        1.30            1.42

Our current assets for the year ended December 31, 2004, decreased $65,999 from the previous period primarily due to utilization of prepaid expenses and cash to pay interest and principal on related party debt.

         Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:       2004            2003
------------------------------------------------- --------------  --------------
Net cash provided by/(used in):
Operating activities                              $     76,036   $    (474,896)
Investing activities                                   (63,141)        (90,886)
Financing activities                                   (53,612)        607,712
                                                   -------------   -------------
Net increase (decrease) in cash and cash
   equivalents                                   $     (40,716)  $      41,930
                                                  ==============  ==============

Net cash used in operating activities for the year ended December 31, 2004, increased compared to the preceding period. This increase was driven primarily by two reasons: (1) increased sales, and (2) reduction of operating expense, primarily the reduction of impairment expense.

Net cash used in investing activities for the year ended December 31, 2004, decreased compared to the preceding period. This decrease was driven primarily by the lack of the necessity to purchase additional equipment.

Net cash provided by financing activities for the year ended December 31, 2004, decreased compared to the preceding period. This decrease was the result of the reduction of long term debt due to related parties.

         Assets and Debt.

Our current assets are summarized in the table below.

AT DECEMBER 31:                                        2004            2003
------------------------------------------------  -------------- ---------------

Current assets                                 $     646,502  $      712,501


Current assets for the year ended December 31, 2004, decreased compared to the preceding period. Current assets for the year ended December 31, 2004, consists of $6,352 of cash and cash equivalents, $550,578 of accounts receivable, $85,572 of inventory, and $4,000 of prepaid expenses and other assets. The decrease in current assets was due primarily to the use of prepaid expense and cash to pay interest on and reduce principal of long term debt due to related parties.

Accounts receivable aging for the year ended December 31, 2004 are summarized in the table below.

AT DECEMBER 31, 2004:
                1-30          31-60         61-90        > 90         TOTAL
             ----------    ----------    ---------    ----------  -------------

TOTALS          $7,781        $5,431          -      $1,011,519     $1,024,730
             ==========    ==========    =========    ==========  =============

All accounts receivable are delinquent after 30 days. Out of the total accounts receivable, $1,024,730 are attributable to one obligor and all of that amount was delinquent at December 31, 2004.

Accounts receivable aging for the year ended December 31, 2003 are summarized in the table below.

AT DECEMBER 31, 2003:
                1-30          31-60           61-90        > 90          TOTAL
             ----------    ------------    ---------    ----------    ----------

TOTALS        $7,727        $561,874             -       $2,297        $571,898
             ==========    ============    =========    ==========    ==========

All accounts receivable are delinquent after 30 days. Out of the total accounts receivable, $561,874 are attributable to one obligor and all of that amount was delinquent at December 31, 2003. During the year ended December 31, 2004, the full amount of the $561,874 delinquency was satisfied. During the year ended December 31, 2004, the full amount of the $2,297 delinquency was satisfied. None of the accounts receivable are from a related party.

Our non-current assets and long-term debt are summarized in the table below.

AT DECEMBER 31:                                    2004            2003
Non-current assets                          $     124,555  $      103,054
Long-term debt                              $      51,184  $       69,604

Non-current assets for the year ended December 31, 2004, increased compared to the preceding period. The increase in non-current assets was due to our acquisition of new equipment. Long term debt decreased due to the payment of long term liabilities.

Our debt owed to related parties is summarized in the table below.

AT DECEMBER 31:                                        2004            2003
-----------------------------------------------  -------------- ---------------

Current debt due to related parties              $     109,761  $        4,739
Long-term debt due to related parties                  107,190         447,404
                                                  -------------   -------------

Total debt due to related parties                $     216,951  $      452,143
                                                 =============   =============

Current debt due to related parties for the year ended December 31, 2004, increased compared to the preceding period because of a liability for the payment of principal due to a related party in 2005. Long-term debt due to related parties for the year ended December 31, 2004, decreased compared to the preceding period due to the pay down of long term debt. See Item 12, Certain Relationships and Related Transactions.

Our debt owed to unrelated parties is summarized in the table below.

AT DECEMBER 31:                                       2004            2003
----------------------------------------------  -------------- ---------------

Current portion of long term debt                $      18,420  $       18,420
Long-term debt                                          51,184          69,604
                                                 -------------   -------------

Total debt due to unrelated parties              $      69,604  $       88,024
                                                 =============   =============

Our total debt is summarized in the table below.

AT DECEMBER 31:                                        2004            2003
------------------------------------------------ -------------- ---------------

Current portion of debt due to related parties   $     109,761  $        4,739
Long-term debt due to related parties                  107,190         447,404
Current portion of long term debt                       18,420          18,420
Long-term debt                                          51,184          69,604
                                                 -------------   -------------

Total Debt                                       $     286,555  $      539,967
                                                 =============   =============

Our additional paid-in capital is summarized in the table below.

AT DECEMBER 31:                                        2004            2003
-----------------------------------------------  -------------- ---------------

Additional paid-in capital                       $     795,139  $      471,139
                                                 ============== ===============

Additional paid-in capital increased compared to the preceding period because of two reasons: (1) we sold 133,334 shares of common stock at $1.50 per share for a total of $200,000, and (2) in the year ended December 31, 2004, we satisfied the liability for stock to be issued reported for the year ended December 31, 2003.

Our stockholders' equity (deficit) is summarized in the table below.

AT DECEMBER 31:                                       2004            2003
-----------------------------------------------  -------------- ---------------
Stockholders' equity (deficit)                   $     114,513  $     (201,572)

Our stockholders' deficit for the year ended December 31, 2004 increased from the preceding period primarily because of increased revenue, additional paid-in capital and the satisfaction of the liability for stock to be issued reported for the year ended December 31, 2003.

Off Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements as defined by SEC Final Rule 67 (FR-67) "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,"

Liquidity and Capital Resources.

For the two reported periods, cash flow from operating activities has not been sufficient to cover our working capital requirements or to finance expansion of our sales and marketing activities. We have utilized cash flows from financing activities to provide working capital and to expand sales and marketing activities. Financing has been provided primarily by loans from related parties and from the issuance of common stock. We do not have any institutional financing in place and do not anticipate being able to arrange any institutional financing for the foreseeable future.

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:         2004            2003
-------------------------------------------------- --------------  ------------
Net cash provided by/(used in):
Operating activities                               $     76,036   $    (474,896)
Investing activities                                    (63,141)        (90,886)
Financing activities                                    (53,612)        607,712
                                                   -------------   ------------
Net increase (decrease) in cash and cash
   equivalents                                     $    (40,716)  $      41,930
                                                   ============== =============

The following table depicts our known contractual obligations for the periods reflected. These obligations may vary from period to period and provide a view as to certain unavoidable cash outflows. The term "known contractual obligations" has the same meaning as is contemplated by its use in Item 303(a)(5) of Regulation S-K. The term "total contractual payment stream" means the total of all payments due in the periods reflected in the table.

                        TOTAL
                        CONTRACTUAL    PAYMENTS DUE IN:
CONTRACTUAL             PAYMENT     ------------------------------------------
OBLIGATIONS             STREAM      2005        2006       2007         2008
                        --------- ---------  ---------  ---------  -----------

Long-term debt
   obligations          $  73,680 $ 18,420  $  18,420   $ 18,420    $   18,420
Long-term  debt due to
   related parties        216,951  109,761    107,190          -            -
Operating lease
   obligations            142,630   50,340     50,340     41,950            -
                        ---------  -------  ----------  -------------  --------

Total                   $ 433,261 $178,521  $ 175,950   $ 60,370    $   18,420
                        ========= ========  =========   ========    ===========

Long-term debt consists of two installment notes with GMAC Finance for the purchase of two trucks one in the original amount of $45,761 and the other in the original amount of $46,860. Both notes are at zero percent interest. The installment payments continue at the same amounts until the notes are satisfied in full in 2009. The total of the installment payments for both notes will be $92,621.

Long-term debt due related parties consists of two loans from related parties consisting of two promissory notes due to related parties payable interest only, with one note being due and payable in full in December of 2005 and one note being due and payable in full in January 2006. See Item 12, Certain Relationships and Related Transactions contained elsewhere herein.

Operating lease obligations consists of one lease for our corporate offices. The lease terminates November 30, 2007. See Item 12, Certain Relationships and Related Transactions contained elsewhere herein.

The following table depicts certain budgeted expenses for the periods reflected that, in addition to the firm contractual commitments set forth in the table immediately above, we feel must be expended to insure our viability.

                 TOTAL                  BUDGETED EXPENSES:
                 BUDGETED     -------------------------------------------------
                 EXPENSES        2005       2006         2007           2008
                 -----------  ---------  -----------  -----------  -----------
Sales and
   Marketing    $ 22,434,746  $ 777,679  $ 3,225,540  $ 6,269,227  $ 12,162,300
Engineering and
   Production      3,336,055    199,636      519,383      934,756     1,682,280
Executive            714,108    165,236      174,022      182,809       192,041
Administrative     1,306,812    248,573      329,908      352,242       376,089
                ----------------------------------------------------------------
Total           $ 27,791,721 $1,391,124  $ 4,248,853  $ 7,739,034  $ 14,412,710
                ================================================================

We believe, but cannot guarantee, that sales of our products will generate sufficient cash flow to meet our firm contractual commitments and our budgeted expenses. If cash flow from sales is insufficient, we will be required to raise money through financing activities including loans from related parties and sales of common stock. We cannot guarantee that we will be able to obtain loans or sell stock in sufficient amounts to meet our firm contractual commitments and our budgeted expenses.

Critical Accounting Policy And Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.

Looking Forward.

Our emphasis in the coming months is to increase our dealer network. We are actively pursuing the securing more qualified dealers. We believe that securing a larger dealer base will result in additional sales. There can be no guarantee that we will be successfully in securing additional dealers and if we do secure additional dealers that they will increase sales.

In addition to securing additional dealers, we are working to improve our truck side mounting systems to reduce their cost and improve their quality. We have an in-house engineer working on this project.

There can be no guarantee that we will continue to be profitable or that our revenue or net income will increase sufficiently to support expansion. Unless and until our marketing activities succeed and we sell our products on a wide-scale commercial basis, we may not have enough revenue to cover our operating expenses and may incur losses. We do not expect to generate significant revenue until such time, if ever, that sales increase substantially from their present levels. Accordingly, we cannot assure anyone that we will generate sufficient revenue to profitably operate in the future.

Our operations have consumed and will continue to consume substantial amounts of capital, which, up until now, have been largely financed from loans from related parties and sales of stock to private investors. We expect capital and operating expenditures to increase. Although we believe that we will be able to attract additional capital through private investors and as a result thereof our cash reserves and cash flows from operations will be adequate to fund our operations through the end of calendar year 2006, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period. No assurance can be given that any additional financing will be available or that, if available, it will be available on terms favorable to us. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit our operations significantly or discontinue our operations. Our capital requirements are dependent upon many factors including, but not limited to, the rate at which we develop and introduce our products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to our products and services.

We believe that we have assembled an experienced team of senior management. We believe that it is an essential part of our strategy to continue to aggressively strengthen the breadth, depth and industry expertise of our executive team. Our growth depends to a substantial degree on Antonio F. Uccello, III, the Chairman, President, Chief Executive Officer and Chief Financial Officer as well as other executive officers and key management personnel. Our loss of the services of any of these key personnel could have a material adverse effect on our business. There is currently no "key person" life insurance on the life of any of our executive officers, and no plans are underway to secure adequate key man coverage. Our continued growth will also be dependent upon our ability to attract and retain additional skilled management and sales personnel. We may not be successful, which could adversely affect our business. Our inability to retain key personnel or attract new high quality senior management could materially adversely affect our results of operations.

Our business may be dependent on obtaining patent protection for our mobile sign mounting systems and on the continued validity of a patent, if obtained. We have a patent pending on this proprietary technology. However, a patent may never be issued. There can be no assurance that any steps taken by us to protect its proprietary technology will be adequate to prevent misappropriation, that any patent issued to us will not be invalidated, circumvented or challenged, or that any patent we may obtain will provide a competitive advantage. There can be no assurance that others will not independently develop a technology superior to our technology and obtain patents thereon. In such event, we may not be able to license such technology on reasonable terms, or at all. Although we believe that our mobile sign mounting system does not infringe upon proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Moreover, litigation might be necessary in the future to enforce our patent (if obtained), or to defend against claims of infringement or invalidity. Such litigations, regardless of outcome, could result in substantial cost and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations. We have not received any notifications from either the United States Patent and Trademark Office or any third party making any such claims, nor do we have knowledge of any technology that is substantially similar to its technology that could lead to such a claim.

Because our technology is attached to vehicles that travel throughout populated areas, it is possible that faults in the mounting system or in the installation thereof could cause accidents or injuries to others or their property. If this were to occur, we could be held liable for damages, including punitive damages that could materially adversely affect our business. We carry products liability insurance in the amount of $2,000,000 per incident in order to protect against such occurrences. In addition, where we have certified installers of our products, such installers will have entered into contracts with us to indemnify us for the installers' faulty installations. However, there can be no guarantee that either the insurance or indemnification would be sufficient to shield us from large damage claims that could adversely affect our business.

Federal regulations exist that govern outdoor billboard advertising along the nation's roadways affecting the size, placement and other aspects of such advertising. Currently, however, regulations have not specifically targeted mobile vehicle advertising. There can be no guarantee that new regulations will not be promulgated that affect our business. In addition, certain current regulations restrict the advertising of alcohol and tobacco products. We do not anticipate that these regulations will affect our business, as we do not focus on these types of advertisers, nor do we currently intend to do so in the future.

We offer several warranties on our products, for five years, covering the functionality of the mounting systems and the ultraviolet protection of the graphics where we do the printing of the graphics. There can be no guarantee that we will be able to afford to process all of the warranted maintenance if more legitimate repairs are requested than we have forecasted.

We have begun training outside parties to become certified installers of our products. We anticipate that having more installers will make repairs and change-outs of graphics convenient and cost effective for our customers. However, we may not be able to train enough installers to handle the potential demand for our products. This would result in delays in service, which could affect customer satisfaction and adversely affect our business. Currently, we believe that we have sufficient numbers of trained installers to handle the potential demand and expect to be able to continue to train additional installers to keep pace with the anticipated growth of our business. However, there can be no guarantee that this will occur

Once we train outside independent installers to install our products, we will not be supervising each of them on a continuing basis. Although each certified independent installer is anticipated to be under contract with us to install our products only according to our specifications, we cannot guarantee that this level of installation will occur in every case, and it is possible that we may face liability for the installers' actions if our products injure or damage other people or their property. We intend to procure indemnification agreements from our certified independent installers to avoid this potential problem.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are attached hereto as Exhibit F-1 and are incorporated in this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officers, directors and key employees and their business experience follows:

Name and Age                        Position                           Term

Antonio F. Uccello, III  Chairman/President/ Chief Executive   January 28, 2002
Age 36                   Officer/Chief Financial Officer          to present

Andrei A. Troubeev       Vice-President-Engineering            March 1, 2004
Age 37                                                            to present

Charles A. Pearson, III  Vice-President-Sales                  July 5, 2004
Age 38                                                            to present

Thomas Bachman           Director                              March 11, 2003
Age 57                                                            to present

Stephen R. MacNamara     Director/Secretary                    March 11, 2003
Age 50                                                            to present

Resumes

Antonio F. Uccello, III

Mr. Uccello is the founder, President, Chief Executive Officer, Chairman of the Board of Directors and the Chief Financial Officer of the Company. Mr. Uccello attended college at the University of Connecticut and took graduate courses at Hunter College in New York City. Mr. Uccello has been in the securities industry for the last 13 years. Mr. Uccello holds a Series 65, Registered Investment Advisor license from the National Association of Securities Dealers. From June, 1996, to February, 2001, Mr. Uccello was a branch manager for Brookstreet Securities. Brookstreet Securities is a registered broker-dealer. Mr. Uccello left Brookstreet Securities in February, 2001, to establish Chelsea Capital Management, LLC where he acts a registered investment advisor. Both Chelsea and Mr. Uccello are registered as investment advisors with The State of Florida, Department of Banking and Finance and the State of Connecticut Department of Banking, Division of Securities and Business Investments. Mr. Uccello is the owner of 99% of the membership interests and the sole manager of Chelsea and as such is the sole owner and sole control person of Chelsea. Mr. Uccello is a minority member and the manager of Hawkeye Real Estate, LLC and is the President of and a minority shareholder in Olympus Leasing Company, both of which are related parties to us. Hawkeye Real Estate is a real estate developer and Olympus Leasing is engage in the business of making commercial loans. Mr. Uccello will devote 80% of his time to us. Mr. Uccello has extensive experience in finance and is responsible for the over all profitability of the Company.

Andrei A. Troubeev

Mr. Troubeev is the Vice-President, Engineering for the Company. Mr. Troubeev earned his Bachelor of Science, Mechanical Engineering, from Belarus Agricultural and Mechanical University in 1997. Mr. Troubeev has experience in developing new designs, support of production and assembly teams, recommending changes to improve product designs and production efficiency, and the development and testing of new product designs. Mr. Troubeev was Distribution Director for DELO Magazine a monthly business journal published in English, Russian and German from Belarus from February, 1993 to July, 1999, and was Production Engineer from Trailmate, Inc. in Sarasota, Florida from July, 1999 to March, 2004. Trailmate, Inc. is in the business of manufacturing commercial edgers and mowers and adult and industrial tricycles. Mr. Troubeev participated in the development of new designs, support of production and assembly teams and recommendations of changes to improve product designs and production efficiency for Trailmate.


Charles A. Pearson, III

Mr. Pearson is the Vice-President, Sales and Marketing for the Company. Mr. Pearson earned a Bachelor of Science, Industrial Technology & Technical Sales, from East Carolina University at Greenville, NC in 1991 and his Masters of Business Administration, International Business, from Florida Metropolitan University at Tampa, Florida in 2002. From October, 1995 to February, 1999, Mr. Pearson was employed by Pinnacle Broadcasting Co., Inc., first as an Account Executive for WRNS 95 1 FM, a radio station in Kinston, NC, then Sales Manager and finally General Manager of WREO 93.3 FM/WDLAX AM, a radio station in Washington, NC. From February, 1999 to August, 2000, Mr. Pearson was the Sales Manager for Tropic Petroleum Co., Inc. of Tampa, Florida. Tropic Petroleum is in the business of petroleum equipment sales. From August, 2000 to December, 2001, Mr. Pearson was an Account Executive for Freedom Sales & Marketing of Tampa, Florida. Freedom Sales & Marketing is in the business of electronic component sales. From December, 2001 to July, 2004, Mr. Pearson was Sales Manager for Gasoline Equipment Marketers of Tampa, Florida. Gasoline Equipment Marketers is in the business petroleum equipment sales.

Thomas Bachman

Mr. Bachman is a Director of the Company. Mr. Bachmann has been the Executive Publisher and Director of Industry Development of Beverage Industry Magazine, the leading trade publication for the beverage industry since 1994. Prior to becoming Executive Publisher and Director of Industry Development of Beverage Industry Magazine in 1994, Mr. Bachmann was the National Sales Manager and Associate Publisher of Beverage Industry Magazine from 1976 to 1981. From 1982 to 1992 Mr. Bachmann was Publisher of Diary Field, Today's Catholic Teacher and Early Childhood News. Mr. Bachmann ran his own consulting firm, Bachmann and Associates from 1992 to 1994. Mr. Bachmann is a member of the National Soft Drink Association, the Canadian Soft Drink Association, and the International Bottled Water Association. Mr. Bachmann will bring an industry wide perspective to the Company.

Stephen R. MacNamara

Mr. MacNamara is a Director and the Secretary of the Company. Mr. MacNamara holds a Bachelor of Science, Journalism, from the University of Florida and a Juris Doctor from Florida State University. Mr. MacNamara has been an Associate Professor, Department of Communication at Florida State University since 1994. Mr. MacNamara has been the President of The Florida Association of Health Plans since 2000. Mr. MacNamara served as Chief of Staff, Florida House of Representatives from July 1999, to May 2000, the Professor-in-Residence, Florida House of Representatives from January 1999, to May 2000, Visiting Associate, Department of Communications at Florida State University from 1993, to 1994, Director of The Collins Center for Public Policy from 1990 to 1992, and Secretary, Florida Department of Business regulation from 1989, to 1990. Mr. MacNamara is Associate Vice President for Academic Affairs at Florida State University. Mr. MacNamara has extensive experience in governmental affairs.


Family Relationships

There are no current family relationships among the Company's officers and directors. Prior to February 6, 2004 Abraham Uccello was our President and Chief Executive Officer and Salvatore Uccello was our Vice President of Engineering. Antonio F. Uccello, the current President and Chief Executive Officer and Abraham Uccello are brothers and Salvatore Uccello is their father. Abraham Uccello and Salvatore Uccello resigned on February 2, 2004.

Employment Agreements

There are no employment agreements between us and our executive officers and key personnel.

Code of Ethics

We have adopted a code of ethics which is a document of conduct we establish for ourselves to help us and our employees comply with laws and good ethical practices.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below are the annual cash compensation and restricted stock grants paid to the Company's executive officers for the period January 28, 2003 (Inception) to December 31, 2003.

                           Summary Compensation Table
                                                        Long   Term
                             Annual Compensation        Compensation
                             -------------------------  ------------
                                               Other
                                               Annual
Name and                                       Compen-  Stock      All Other
Principal Position    Year  Salary $  Bonus $  sation $ Grants # Compensation(1)

Antonio F. Uccello, III
Chief Financial
Officer               2004  125,000     0          0       0         9,911

Andrei A. Troubeeg
Vice President,
Engineering           2004   40,000     0          0                 9,607

Charles A. Pearson, III
Vice President
Sales and Marketing   2004   40,000     0          0       0         2,706

(1) All Other Compensation consists solely of health insurance.

None of the directors has been paid any fees for acting as such and we do not anticipate paying any directors' fees in the foreseeable future.

Other than as set forth in the foregoing table, with footnotes, there is no other plan, contract, authorization or arrangement, whether or not set forth in any formal documents, pursuant to which the following may be received by any or our officers or directors: cash, stock, restricted stock or restricted stock units, phantom stock, stock options, stock appreciation rights ("SARs"), stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, and similar instruments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the security ownership as of April 15, 2005 by:
(i) each person (or group of affiliated persons) who, to our knowledge, is the beneficial owner of five percent or more of our outstanding common stock, (ii) each named director and each named executive officer who, to out knowledge, is the beneficial owner of our outstanding common stock, and each of the foregoing as a group.

                               SECURITY OWNERSHIP
                          OF CERTAIN BENEFICIAL OWNERS


                    Name and Address           Amount and Nature      Percent of
Title of Class      Of Beneficial Owner        Of Beneficial Owner      Class

                    Antonio F. Uccello, III(1)
Common Stock, No    2100 19th Street
Par Value           Sarasota, FL  34234         4,059,600(1)            49%(1)
                    Abraham Uccello(1)
Common Stock, No    637 Mecca Dr.
Par Value           Sarasota, FL  34234         2,388,000(1)            29%(1)
                    Salvatore Uccello(1)
Common Stock, No    6527 Waterford Circle
Par Value           Sarasota, FL  34238           716,400(1)             9%(1)
                    Roger P. Nelson(1)
Common Stock, No    14 Giovanni Drive
Par Value           Waterford, CT  06385          796,000               10%(1)
Totals for Class as a
Whole                                           7,960,000(1)            97%

(1) Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. All of the shares described in the foregoing table are owned by GO! Agency, LLC, a Florida limited liability company whose address is 4744 Spinnaker Drive Bradenton, FL 34208. The individuals listed are the members of GO! Agency and the shares of common stock reflected for each person in the foregoing table reflect each such person's percentage ownership of GO! Agency. Antonio F. Uccello, III, is the manager and the 51% owner of GO! Agency and, therefore, pursuant the terms of GO! Agency's Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign Media System, Inc.'s common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has absolute control of us by virtue of his voting control of 7,960,000 shares of our common stock.

                               SECURITY OWNERSHIP
                                  OF MANAGEMENT

    (1)                  (2)                            (3)            (4)
                   Name and Address              Amount and Nature   Percent of
Title of Class     Of Beneficial Owner          Of Beneficial Owner    Class

                   Antonio F. Uccello, III(1)
Common Stock, No   2100 19th Street
Par Value          Sarasota, FL  34234              4,059,600(1)     49.24%(1)
                   Stephen R. MacNamara(2)
Common Stock, No   1071 Meyers Park Drive
Par Value          Tallahassee, FL  32301              30,000          .364%
                   Thomas Bachman(3)
Common Stock, No   2960 S. McCall Road, Ste 210
Par Value          Inglewood, FL  34224                     -              -
                   Andrei A. Troubeev(4)
Common Stock, No   7736 37th Court E.
Par Value          Sarasota, FL                             -              -
                   Charles A. Pearson, III(5)
                   6138 Turnbury Park Dr.
Common Stock, No   Apt.  6301                               -              -
Par Value          Sarasota, FL  34234
Totals for Class as a
Whole                                               4,089,600        49.60%

(1) Antonio F. Uccello, III is our Chairman, President, Chief Executive Officer, and Chief Financial Officer. Antonio F. Uccello, III is the 51% owner and manager of GO! Agency, LLC, a Florida limited liability company. GO! Agency owns 7,960,000 shares of the common stock of Sign Media Systems, Inc. which represents 94% of the total of the issued and outstanding shares of common stock. Antonio F. Uccello, III, as the manager and the 51% owner of GO! Agency, pursuant the terms of GO! Agency's Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign Media System, Inc.'s common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has absolute control of us by virtue of his voting control of 7,960,000 shares of our common stock.

(2) Stephen R. MacNamara is our Secretary and is also a Director.

(3) Thomas Bachman is a Director.

(4) Andrei A. Troubeev is our Vice-President of Engineering.

(5) Charles A. Pearson, III is our Vice President of Sales and Marketing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We were formed as a Florida corporation with the name Sign Media Systems, Inc. on January 28, 2002, but did not begin business operations until April 2002. Most of the revenue that we earned was contract work with GO! Agency, LLC, a Florida limited liability company, a related party. We would contract with GO! Agency to handle and complete jobs. There was no additional revenue or expense added from one entity to the other. Throughout 2002, we maintained Due To/From accounts with GO! Agency to properly reflect the related party transactions. As of December 31, 2003, we had an outstanding liability in the amount of $4,739 due to GO! Agency and this amount is reflected in our consolidated balance sheet for the year ended December 31, 2003, as current portion of debt-related parties.. As of December 31, 2004, we had an outstanding liability in the amount of $12,878 due to GO! Agency and this amount is reflected in our consolidated balance sheet for the year ended December 31, 2004, as current portion of debt-related parties. No payment or repayment terms had been established as of December 31, 2004. The total revenue derived from GO! Agency for the period January 28, 2002 (Inception) through December 31, 2002 was $143,775.

In January, 2002, Antonio F. Uccello, III, who is considered one of our promoters, and is a related party, contributed $5,000 to us as our initial paid-in capital in exchange for 1,000 shares of our common stock. Subsequently, in January 2003, Antonio F. Uccello, III, transferred his 1,000 shares of our common stock to GO! AGENCY, LLC.

On September 24, 2002, we entered into a Loan Agreement with GO! AGENCY, LLC, a related party, and in connection therewith executed a Promissory Note with a future advance clause (1) in favor of GO! Agency whereby GO! Agency agreed to loan us up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 15, 2005. At September 24, 2002, Antonio F. Uccello, III, was our sole shareholder, one of our officers and directors and was the owner of 51% of the economic interest of GO! Agency. GO! Agency is the owner of 94% of the issued and outstanding shares of our stock. At December 31, 2004, GO! Agency had loaned us a total of $96,883 pursuant to the Loan Agreement and the Promissory Note and we were indebted to GO! Agency in such amount as of that date and that amount is reflected in our consolidated balance sheet for the year ended December 31, 2004, as current portion of debt-related parties.

On November 1, 2002, we entered into a lease as the lessee with Hawkeye Real Estate, LLC, a Florida limited liability company, as lessor for 6,300 square feet of mixed office and warehouse space at 2100 19th Street, Sarasota, FL 34234 for a period of five years beginning December 1, 2002 and continuing until November 30, 2007 for a fixed monthly rental of $2,500 per month. Effective January 1, 2005 we amended the lease to obtain access to additional parking for our vehicles, employee vehicles and customer vehicles. The amended lease now provides for a fixed monthly rental of $4,195 per month. Antonio F. Uccello, III, is the manager and a member of Hawkeye Real Estate, LLC and is one of our officers and directors and an indirect shareholder of Sign Media Systems, Inc. We believe that we are paying fair market value for the rent on this property. Hawkeye Real Estate is a real estate developer.

Effective January 1, 2003, GO! AGENCY, LLC, which is considered one of our promoters, and is a related party, transferred all of its assets which together had an original cost basis of $300,000, to us in exchange for us issuing it 7,959,000 shares of our common stock. We valued the assets at $55,702 which was their historical cost. Please refer to Note 1 of our consolidated financial statements for the years ended December 31, 2003 and 2002 contained elsewhere in this report. GO! AGENCY, LLC is controlled by Antonio F. Uccello, III which means Mr. Uccello has absolute control of us by virtue of his voting control of 7,960,000 of our shares of common stock.

On January 3, 2003, we entered into a Loan Agreement with Olympus Leasing Company, a related party, and in connection therewith executed a Promissory Note with a future advance clause (1) in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan us up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. At December 31, 2003, Olympus Leasing had loaned us a total of $350,521 pursuant to the Loan Agreement and the Promissory Note and we were indebted to Olympus Leasing in such amount as of that date. At December 31, 2004 we were indebted to Olympus Leasing in the amount of $107,190 and that amount is reflected in our consolidated balance sheet for the year ended December 31, 2004, as long-term debt-related parties. At January 3, 2003, Antonio F. Uccello, III, was, and is today, the President, Chairman and owner of 45% of the issued and outstanding shares of stock of Olympus Leasing. Antonio F. Uccello, III, and was and is one of our officers and directors and an indirect shareholder of Sign Media Systems, Inc. Olympus Leasing is engaged in the business of providing commercial financing. Olympus Leasing has outstanding financing agreements with numerous other unrelated parties.

(1) A future advance clause as used herein is a provision in a promissory note that allows for an additional advance of funds by the lender to the borrower and for future advances of funds by the lender to the borrower up to the maximum amount stated in the promissory note all of which advances of funds are subject to the terms and conditions of the promissory note.

ITEM 13. EXHIBITS

Exhibit
Number       Description of Exhibit

F-1 Consolidated Financial Statements for the years ended December 31, 2004 and 2003.

3.1 Amended Articles of Incorporation of Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

3.2 By-Laws of Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

4.1 Specimen Certificate of the Common Stock of Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

10.1 Agreement and Plan of Merger Among American Powerhouse, Inc., Sign Media Systems Acquisition Company, Inc. and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.2 Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.3 Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.4 Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5 License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6 Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1 Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.3 Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

21. Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2004 and 2003, are as follows:

                                  2004                2003
                            -----------------   -----------------
Audit Fees                          $ 23,000             $ 7,000
Audit Related Fees                    $  -0-               $ -0-
Tax Fees                              $  -0-               $ -0-
All Other Fees                        $  -0-               $ -0-

                                   SIGNATURES
In accordance with the requirements Section 15 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGN MEDIA SYSTEMS, INC.
(Registrant)

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
April 15, 2005

/s/ Thomas Bachman
Thomas Bachman
Director
April 15, 2005

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
April 15, 2005


                                   EXHIBIT F-1

                            SIGN MEDIA SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                            SIGN MEDIA SYSTEMS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE(S)

Report of Independent Registered Public Accounting Firm                   1

Consolidated Balance Sheets as of December 31, 2004 and 2003              2

Consolidated Statements of Operations for the Years Ended
       December 31, 2004 and 2003                                         3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
       for the Years Ended December 31, 2004 and 2003                     4

Consolidated Statements of Cash Flows for the Years Ended December
       31, 2004 and 2003                                                  5

Notes to Consolidated Financial Statements                             6-23

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Sign Media Systems, Inc.
Sarasota, FL

We have audited the accompanying consolidated balance sheets of Sign Media Systems, Inc. (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sign Media Systems, Inc. as of December 31, 2004 and 2003 and the results of its operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



BAGELL, JOSEPHS & COMPANY, LLC
/s/ BAGELL, JOSEPHS & COMPANY, LLC
Certified Public Accountants
Gibbsboro, New Jersey

March 11, 2005





           MEMBER OF:     AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                          PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                            SIGN MEDIA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

            ASSETS

                                               2004                 2003
                                         ----------------      -------------
CURRENT ASSETS
   Cash and cash equivalents             $        6,352        $      47,068
   Accounts receivable, net                     550,578              571,898
   Inventory                                     85,572               38,391
   Prepaid expenses and other assets              4,000               55,144
                                         ----------------      =-------------
              Total current assets              646,502              712,501

PROPERTY AND EQUIPMENT - Net                    124,555              103,054
                                         ----------------      --------------

TOTAL ASSETS                             $      771,057        $     815,555
                                         ================      ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current portion of long-term debt     $       18,420        $      18,420
   Accounts payable and accrued expenses        169,989              152,960
   Current portion of debt - related parties    109,761                4,739
   Liability for stock to be issued             200,000              324,000
                                         ---------------       --------------
      Total current liabilties                  498,170              500,119

LONG-TERM DEBT - Net of Current Portion          51,184               69,604

LONG-TERM DEBT - RELATED PARTIES - Net
  of Current Portion                            107,190              447,404
                                        ----------------       --------------

TOTAL LIABILTIES                                656,544            1,017,127
                                        ----------------       --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value,
   100,000,000 shares authorized at
   December 31, 2004 and 2003 8,460,000
   and 8,244,000 issued and outstanding
   at December 31, 2004 and 2003                  5,000                5,000
   Additional paid-in capital                   795,139              471,139
   Accumulated deficit                         (685,626)            (677,711)
                                        ----------------       --------------
   Total stockholders' equity (deficit)         114,513             (201,572)
                                        ----------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $       771,057        $     815,555
                                        ===============        =============


                                The accompanying
      notes are an integral part of the consolidated financial statements.
                                        2

                            SIGN MEDIA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003






                                               2004              2003
                                        ---------------     ----------------

REVENUE
    Mounting systems - sale and
       installation                     $    776,766        $        699,612
    Printing                                   1,846                  74,737
    Advertising                               83,350                       -
                                        -------------       ----------------

TOTAL REVENUE                                861,962                 774,349

COST OF GOODS SOLD
    Mounting systems - sale and
        installation                         159,448                 103,855
    Printing                                       -                  34,768
    Advertising                               27,000                       -
                                        -------------       -----------------

TOTAL COSTS OF GOODS SOLD                    186,448                 138,623
                                        -------------       ----------------

GROSS PROFIT                                 675,514                 635,726
                                        -------------       ----------------

OPERATING EXPENSES
   Professional fees and
      administrative payroll                 233,664                 389,540
   General and administrative expenses       325,872                 256,225
   Impairment                                      -                 450,000
   Depreciation                               41,640                  17,769
                                        -------------       -----------------
          Total operating expenses           601,176               1,113,534
                                        -------------       -----------------

NET INCOME (LOSS) BEFORE OTHER (EXPENSE)      74,338                (477,808)

OTHER (EXPENSE)
   Intereset expense                         (82,253)                (76,464)
                                        -------------       -----------------

            Total Other (Expense)            (82,253)                (76,464)
                                       --------------       -----------------

NET LOSS BEFORE PROVISION FOR
   INCOME TAXES                               (7,915)               (554,272)
   Provision for income taxes                      -                       -
                                       ---------------      -----------------

NET LOSS APPLICABLE TO COMMON SHARES   $      (7,915)       $       (554,272)
                                       ==============       =================

NET LOSS PER BASIC AND DILUTED SHARES  $       (0.00)       $          (0.07)
                                       ==============       =================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                        8,406,000               8,031,000
                                       ==============       =================

                            SIGN MEDIA SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                              Additional
                              Common Stock      Paid-In  Accumulated
                             Shares  Amount     Capital    Deficit     Total
                             ------  --------   --------  ---------- --------

Balance, December 31, 2002   1,000   $  5,000   $    -   $ (123,439) $ (118,439)

Contributed Capital, Officer     -          -     29,937          -      29,937

Issunace of shares in
exchange for net assets
of Go Agency             7,959,000          -     55,702          -      55,702

Issuance of common stock
in exchange for cash       134,000          -    160,500          -     160,500

Issuance of common stock
in connection with the
merger of SMA              100,000          -    150,000          -     150,000

Issuance of common stock
in exchange for services    50,000          -     75,000          -      75,000

Net (loss) for the year          -          -          -    (554,272)  (554,272)
                         ------------------------------------------------------

Balance, December 31,
2003                     8,244,000 #    5,000  $ 471,139  $ (677,711)  (201,572)

Issuance of common stock
in connection with the
merger of SMA              200,000          -    300,000           -    300,000

Issuance of common stock
in exchange for cash        16,000          -     24,000           -     24,000

Net (loss) for the year          -          -          -      (7,915)    (7,915)
                        -------------------------------------------------------

Balance, December 31,
2004                     8,460,000 $    5,000  $ 795,139  $ (685,626) $ 114,513
                       ========================================================

                            SIGN MEDIA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                                                      2004           2003
                                                    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss)                                      $     (7,915)   $  (554,272)
                                                   ----------------------------

Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:
   Depreciation                                          41,640         17,769
   Impairment                                                 -        150,000
   Common stock issued for services                           -         75,000

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable            21,320       (570,603)
   (Increase) in inventory                              (47,181)       (30,126)
   (Increase) decrease in prepaid expenses
       and other current assets                          51,144        (55,144)
   Increase in accounts payable and accrued expenses     17,029        112,778
   Net assets received in exchange for stock                  -         55,702
   Increase in liability for stock to be issued               -        324,000
                                                    ---------------------------
          Total adjustments                              83,952         79,376
                                                    ---------------------------

  Net cash provided by (used in) operating activitie     76,037       (474,896)
                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                (63,141)       (90,886)
                                                   ----------------------------
          Net cash (used in) investing activities       (63,141)       (90,886)
                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt, net of payments        (18,420)        88,024
   Net proceeds from debt - related parties            (235,192)       359,188
   Common stock issuance                                200,000        160,500
                                                   ----------------------------
Net cash provided by (used in) financing activities     (53,612)       607,712
                                                   ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (40,716)        41,930

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            47,068          5,138
                                                   ----------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR            $      6,352     $   47,068
                                                   ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest          $     82,253     $  110,081
                                                   ============================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Furniture and fixtures contributed by
      officer/stockholder                          $          -     $   29,937
                                                   ============================
  Common stock issued for goodwill                 $          -     $  150,000
                                                   ============================
  Common stock issued for services                 $          -     $   75,000
                                                   ============================

                           The accompanying notes are
           an integral part of the consolidated financial statements.
                                        5

                            SIGN MEDIA SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of Go! Agency, LLC, a Florida limited liability company ("Go Agency"), a company formed on June 20, 2000, as E Signs Plus.com, LLC., a Florida limited liability company. In this exchange, the Company assumed some debt of Go Agency and the exchange qualified as a tax free exchange under IRC Section
                  351. The net assets received were valued at historical cost. The net assets of Go Agency that were exchanged for the shares of stock were as follows:

                  Accounts receivable                         $30,668
                  Fixed assets, net of depreciation           112,214
                  Other assets                                 85,264
                  Accounts payable                            (29,242)
                  Notes payable                               (27,338)
                  Other payables                             (115,864)
                                                             ---------

                  Total                                       $55,702
                                                              =======

                  Go Agency was formed to pursue third party truck side advertising. The principal of Go Agency invested approximately $857,000 in Go Agency pursuing this business. It became apparent that a more advanced truck side mounting system would be required and that third party truck side advertising alone would not sustain an ongoing profitable business. Go Agency determined to develop a technologically advanced mounting system and focused on a different business plan. Go Agency pre-exchange transaction was a company under common control of the major shareholder of SMS. Post-exchange transactions have not differed. Go Agency still continues to operate and is still under common control.


                  Go Agency and the Company developed a new and unique truck side mounting system which utilizes a proprietary cam lever technology which allows an advertising image to be stretched tight as a drum. Following the exchange, the Company had 7,960,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting systems. The cam lever technology is considered an intangible asset and has not been recorded as an asset on the Company's consolidated balance sheet. This asset was not recorded due to the fact that there was no historic recorded value on the books of Go Agency for this asset.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc. Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation. American Powerhouse was not actively engaged in any business at the time of the merger. However, sometime prior to the merger, American Power house had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2002, and 200,000 shares in the year ending December 31, 2004. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $150,000 for the 100,000 shares of stock issued in 2003 and subsequently impaired the entire amount. The Company issued the remaining 200,000 shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of operations for the year ended December 31, 2003.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue and Cost Recognition

                  Currently, the Company has three primary sources of revenue:

                 (1) The sale and installation of their mounting system
                 (2) The printing of advertising images to be inserted on trucks utilizing the company's mounting systems.
                 (3) Third party advertising

                  The Company's revenue recognition policy for these sources of revenue are as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when the recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. Typically, the Company recognizes revenue when orders are placed and they receive deposits on those orders. In regard to the revenue recognition of third party advertising, the Company recognizes the revenue once they have completed the task for which the consumer paid.

                  In addition, the Company offers manufacturer's warranties. These warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

                  Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.

                  Costs of goods sold are separated by components consistent with the revenue categories. Monitoring systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll cost is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company's inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting systems placed on trucks for their advertising. All of these costs are included in costs of goods sold for the years ended December 31, 2004 and 2003.
                                        8

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Warranties

                  The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management's estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability as of December 31, 2004 and 2003. The following table represents the Company's losses in the past two years with respect to warranties.


                                     Balance at   Charged to             Balance
                                     Beginning    Costs and               at End
                                     of Period    Expenses    Deductions  Period

                  Year Ended December
                  31, 2004           $        -   $       -    $       -  $    -

                  Year Ended December
                  31, 2003           $        -   $       -    $       -  $    -


                  Provision for Bad Debt

                  Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. Additionally, the Company has policies for non-accrual and past due loans including the policy for charging off uncollectible trade receivables and determining past due or delinquency status. The Company has determined that based on their collections that an allowance for doubtful accounts of $500,000 and $0 needs to be recorded at December 31, 2004 and 2003, respectively.

                  Bad debt expense for the years ending December 31, 2004 and 2003 was $500,000 and $0, respectively.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  Furniture and fixtures                               5 years
                  Equipment                                            5 years
                  Trucks                                               5 years

Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $18,200 and $43,469 for the years ended December 31, 2004 and 2003, respectively.

Inventory

                  Inventory at December 31, 2004 and 2003 consisted of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first-in, first out method "FIFO" to determine which amounts are removed from inventory.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Fair Value of Financial Instruments

                  The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Stock-Based Compensation

                  Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

                  The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

                  The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Stock Based Compensation (Continued)

                  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                  Earnings (Loss) per Share of Common Stock

                  Historical net earnings (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                              2004     2003

                  Net Loss                               $  (7,913) $ (554,272)

                  Weighted-average common shares
                  outstanding                            8,406,000   8,031,000

                  Weighted-aveage common stock
                  Equivalents
                      Stock options                             -            -
                      Warrants                                  -            -

                  Weighted-average common shares
                  outstanding
                      Diluted                            8,406,000    8,031,000

                  Reclassifications

                  Certain amounts in the December 31, 2003 financial statements have been restated to conform with the December 31, 2004 presentation. There has been no effect on the net loss from operations for the year ended December 31, 2003 on these reclassifications.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  Recent Accounting Pronouncements

                  In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has applied the provisions of FASB 144, with respect to the sale of Zingo Sales.

                  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Lossees from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

                  Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                  In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 die not have a significant impact on the Company's results of operations or financial position.

                  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.











                                       14
                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003




NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                  In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable.

                  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                  In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.





                                       15
                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2004, and 2003:

                                                        2004       2003

                 Equipment                            $ 74,461     $ 36,228
                 Furniture & Fixtures                   57,882       29,974
                 Transportation Equipment               54,621       54,621

                 Less:  accumulated depreciation       (59,409)     (17,769)

                 Total                                 124,555      103,054



                  Depreciation expense for the years ended December 31, 2004 and 2003 was $41,640 and $17,769, respectively.















                                       16
                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at December 31, 2004 under this lease are as follows:

                  For the years ending December 31:

                  2005                          $ 50,340
                  2006                            50,340
                  2007                            41,950

                  Total                          142,630

                  Rent expense for the years ended December 31, 2004 and 2003 was $56,186 and $33,460, respectively.

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

                  Throughout 2002, Sign Media Systems, Inc. and Go! Agency, LLC maintained Due To/From accounts to properly reflect the related party transactions. As of December 31, 2004 and 2003, the Company had an outstanding liability in the amount of $12,878 and $4,739 due to Go! Agency, LLC. No payment or repayment terms have been established.

                  Interest expense paid to shareholders for the years ended December 31, 2004 and 2003 was $-0-.

                  On September 23, 2002, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 24, 2005. At December 31, 2004 and 2003, the Company was indebted to Go! Agency in the amount of $96,883 and interest expense on this note was $17,439 for the years ending December 31, 2004 and 2003.





                                       17
                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 5-           RELATED PARTY TRANSACTIONS (CONTINUED)

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. At December 31, 2004 and 2003, the Company has a total of $107,190 outstanding pursuant to the loan agreement and the promissory note. Interest expense on this note was $41,194 and $61,007 for the years ending December 31, 2004 and 2003, respectively.


NOTE 6-           LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. On June 18, 2003, the Company acquired a truck in the amount of $32,046 financed by GMAC over a period of 5 years. Monthly payments are $763. The remaining balance on this loan is $41,164. The loan carries no interest charges. Additionally on December 4, 2003, the Company entered into another truck loan in the amount of $46,860. The payments will be for a period of 5 years at $772 per month. The loan carries no interest charges. The remaining balance on this loan is $37,056.

                  The following represents maturities over the next five years and in the aggregate:

                      2005                          $ 18,420
                      2006                            18,420
                      2007                            18,420
                      2008                            13,842

                      Total                           69,102

















                                       18
                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 7-           PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2004 and 2003:

                                                2004           2003

                  Deferred Tax Assets         188,740        186,603
                  Deferrred Tax Allowance    (188,740)      (186,603

                  Net                               -             -

                  Due to the uncertainty of utilizing the approximate $685,626 and $677,711 net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

                  Effective January 1, 2003, the Company terminated its election as an S-corporation that occurred on January 28, 2002.

NOTE 8-           CONCENTRATION OF CREDIT RISK

                  A material part of the Company's business was dependent upon one key customer during the years ended December 31, 2004 and 2003. Sales to this customer were approximately 89% and 81%, respectively. Approximately 98% of the Company's accounts receivable at December 31, 2004 and 2003 is due from this one customer.

NOTE 9-           STOCKHOLDERS' DEFICIT

                  As of December 31, 2004 and 2003, there were 100,000,000 shares of common stock authorized.

                  As of December 31, 2004 and 2003, there were 8,460,000 and 8,244,000 shares of common stock issued and outstanding, respectively.

                  During 2002, the Company issued 1,000 shares of common stock in exchange for $5,000 in cash.

                  During 2003 and 2004 the Company had the following stock transactions:







                                       19
                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 9-           STOCKHOLDERS' DEFICIT (CONTINUED)

                  The Company exchanged 7,959,000 shares of common stock for $55,702 in net assets of Go Agency, LLC on January 1, 2003.

                  The Company issued 134,000 shares of common stock for $160,500. The Company pursuant to a board resolution was to issue another 16,000 shares of common stock. This issuance did not occur until 2004. The Company recorded a $24,000 liability for stock to be issued in 2003 which was reclassified to equity upon the issuance of the shares.

                  The Company issued 50,000 shares of common stock for services valued at $75,000. The $1.50 per share value was derived at based on the Company's recent cash sales of their securities. There were no other valuations or sales of stock other than the cash sales. This was determined to be the most accurate reflection of the value at the time the stock was issued for services.

                  The Company issued 100,000 shares of common stock but authorized 300,000 shares to be issued in connection with the merger of SMA. The Company valued this at $450,000 with $300,000 reflected as a liability for stock to be issued for 200,000 shares. These shares were issued in 2004.

                  The Company received $200,000 in cash in 2004 for stock that has not been issued as of December 31, 2004. The Company has recorded this as a liability for stock to be issued as of December 31, 2004.

                  There were no options and warrants granted during the period January 28, 2002 (Inception) through December 31, 2002 and the years ended December 31, 2004 and 2003.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 10-          PRIOR PERIOD ADJUSTMENTS

                  During the year ended December 31, 2003, the Company has recognized $450,000 of organization expense and $71,000 of professional fees. Accordingly, the accumulated deficit was restated as follows:

                  Accumulated Deficit, December 31, 2003, as
                  previously reported                                ($101,009)

                  Prior Period Adjustments                            (576,702)
                                                                      ---------

                  Accumulated Deficit, December 31, 2003,
                      as restated                                    ($677,711)


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS

                  The Company as discussed in Note 10, recognized prior period adjustments in 2003 that effected the accumulated deficit and additional paid in capital on March 31, 2003, June 30, 2003 and September 30, 2003, as well as the net income (loss) and earnings (loss) per share for the three months ended March 31, 2003, the six and three months ended June 30, 2003, and the nine and three months ended September 30, 2003. The following represents the effect of the restatements on those respective periods:

                  March 31, 2003

                  Accumulated Deficit, March 31, 2003, as
                  previously reported                                 ($231,767)

                  Prior Period Adjustments                            (  55,702)
                                                                     ----------

                 Accumulated Deficit, March 31, 2003, as restated     ($287,469)
                                                                     ===========

                  Additional Paid in Capital, March 31, 2003, as
                  previously reported                                 $       0

                  Prior Period Adjustments                              55,702
                                                                     ----------

                  Additional Paid in Capital, March 31, 2003,
                    as restated                                     $   55,702
                                                                    ==========

                  Net Loss, Three Months Ended March 31, 2003, as
                  previously reported                                ($108,328)

                  Prior Period Adjustments                             (55,702)
                                                                    -----------

                  Net Loss, Three Months Ended March 31, 2003,
                       as restated                                  ($ 164,030)
                                                                     ==========

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS (CONTINUED)

                  March 31, 2003 (Continued)

                  Loss per share, as previously reported               ($.014)

                  Loss per share, as restated                          ($.021)

                  June 30, 2003

                  Accumulated Deficit, June 30, 2003, as
                  previously reported                               ($303,052)

                  Prior Period Adjustments                          (  55,702)
                                                                     ----------

                  Accumulated Deficit, June 30, 2003, as restated   ($358,754)
                                                                   =============

                  Additional Paid in Capital, June 30, 2003, as
                  previously reported                             $    4,500

                  Prior Period Adjustments                            55,702
                                                                    ---------

                  Additional Paid in Capital, June 30, 2003,
                     as restated                                  $   60,202
                                                                   ==========

                  Net Loss, Six Months Ended June 30, 2003, as
                  previously reported                                ($179,613)

                  Prior Period Adjustments                             (55,702)
                                                                    -----------

                  Net Loss, Six Months Ended June 30, 2003,
                    as restated                                     ($ 235,315)
                                                                     ==========

                  Net Loss, Three Months Ended June 30, 2003, as
                  previously reported                                ($ 71,285)

                  Prior Period Adjustments                                   0
                                                                  -------------

                  Net Loss, Three Months Ended June 30, 2003,
                     as restated                                    ($  71,285)
                                                                     =========

                  Loss per share, as previously reported - six months   ($.022)

                  Loss per share, as restated - six months              ($.030)

                  Loss per share, as previously reported - three months ($.009)

                  Loss per share, as restated - three months            ($.009)

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS (CONTINUED)

                  September 30, 2003

                  Accumulated Deficit, September 30, 2003, as
                  previously reported                               ($442,299)

                  Prior Period Adjustments                          (  70,702)
                                                                   ----------

                  Accumulated Deficit, September 30, 2003,
                      as restated                                   ($513,001)
                                                                 =============

                  Additional Paid in Capital, September 30, 2003,
                        as previously reported                    $    4,500

                  Prior Period Adjustments                            70,702
                                                                  ----------

                  Additional Paid in Capital, September 30, 2003,
                      as restated                                 $   75,202
                                                                  ==========

                  Net Loss, Nine Months Ended September 30, 2003, as
                  previously reported                              ($318,860)

                  Prior Period Adjustments                           (70,702)
                                                                  -----------

                  Net Loss, Nine Months Ended September 30, 2003,
                  as restated                                     ($ 389,562)
                                                                  ==========

                  Net Loss, Three Months Ended September 30, 2003, as
                  previously reported                              ($139,247)

                  Prior Period Adjustments                           (15,000)
                                                                    ----------

                  Net Loss, Three Months Ended September 30, 2003,
                   as restated                                     ($154,247)
                                                                   =========

                  Loss per share, as previously reported -
                     nine months                                      ($.040)

                  Loss per share, as restated - nine months           ($.049)

                  Loss per share, as previously reported -
                      three months                                    ($.017)

                  Loss per share, as restated - three months          ($.019)