Form 10QSB
period 2005-03-31
SIGN MEDIA SYSTEMS INC
filed 2005-05-23
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended March 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ________________ to _________________

                         Commission file number 0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                   02-0555904
-----------------------------------             ----------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of March 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF CONTINUING OPERATIONS

                                                Three Months Ended
                                                     March 31

                                                                    2004
                                               2005               (restated)

        Revenue                             $  22,271             $ 282,600
        Cost of Revenue                         2,507                55,144
                                        ----------------         -------------

        Gross profit                           19,764               227,456
        Operating and
        Other Expenses                        189,765               180,026
                                        ----------------         -------------

        Income (Loss) from
           continuing operations            $(170,302)              $ 47,338
                                        ================         =============


        Gross profit margin                        89%                   80%

        Earnings per share
           of common stock                 $   (0.020)             $  0.006

The Company generated $22,271 of revenue, $19,764 of gross profit, $(170,302) of net loss from continuing operations and $(0.020) in net loss per weighted-average common share from continuing operations for the three months ended March 31, 2005.

For total operations, net loss for the three months ended March 31, 2005, was $(170,302) or $(0.020) in net loss per weighted-average common share with 8,460,000 weighted average common shares outstanding compared with a earnings of $47,338 or $0.006 in earnings per weighted-average common with 8,222,222 weighted average common shares outstanding for the three months ended March 31, 2004.

Revenue for the three months ended March 31, 2005, decreased $260,329 from the same period last year. Cost of goods sold for the three months ended March 31, 2005, decreased $207,692 from the same period last year. Operating and other expenses for the three months ended March 31, 2005, increased $9,739 from the same period last year. Income from continuing operations for the three months ended March 31, 2005, decreased $217,640 from the same period last year.

Earnings per weighted-average common share was $(0.020) for the three months ended March 31, 2005, based on weighted-average common shares outstanding of 8,460,000, and earnings per weighted-average common share was $0.006 for the three months ended March 31, 2004 based upon weighted-average common shares outstanding of 8,222,222.

MANAGEMENT'S DISCUSSION

The Company attributes the decrease in revenue, cost of goods sold, gross profit and income form continuing operations to decreases in sales primarily due to the timing of the placement of orders from the Company's primary dealer. The Company expects sales to increase in its second quarter of 2005 and that sales for the year to increase compared to sales in 2004. The Company's primary emphases is to expand sales nation wide.

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

The Company's operations have consumed and will continue to consume substantial amounts of capital, which, up until now, have been largely financed internally through cash flows, from loans from related parties, and private investors. The Company expects capital and operating expenditures to increase. Although the Company believes that it will be able to attract additional capital through private investors and as a result thereof its cash reserves and cash flows from operations will be adequate to fund its operations through the end of calendar year 2006, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period. No assurance can be given that any additional financing will be available or that, if available, it will be available on terms favorable to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly or discontinue its operations. The Company's capital requirements are dependent upon many factors including, but not limited to, the rate at which it develops and introduces its products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to its products and services.

Item 3.  Controls and Procedures.

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

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
------------------------------------------------------
    1       SIGN MEDIA SYSTEMS, INC. FINANCIAL STATEMENTS
31.01       Section 302 Certifications
32.01       Section 906 Certifications

The Company filed no Forms 8K for the quarter ended March 31, 2005.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SIGN MEDIA SYSTEMS, INC.
                             (Registrant)

Date May 23, 2004            /s/Antonio F. Uccello, III
     ------------            -----------------------------
                             Antonio F. Uccello, III
                             Chief Executive Officer
                              Chairman of the Board

EXHIBIT 1
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             MARCH 31, 2005 AND 2004


==============================================================================


                            SIGN MEDIA SYSTEMS, INC.


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2005 Condensed Consolidated Statements of Income (Operations) for the
            Three Months Ended March 31, 2005 and 2004 (Unaudited)
       Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2005 and 2004 (Unaudited)
       Notes to Condensed Consolidated Financial Statements

                             SIGN MEDIA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                  $        10,873
   Accounts receivable                                                543,238
   Inventory                                                           85,572
                                                              ---------------
                                Total current assets                  639,683

Property and equipment, net                                           130,124
                                                              ----------------

Other assets                                                            4,000
                                                              ---------------

TOTAL ASSETS                                                  $       773,807
                                                              ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current portion of long-term debt                          $        13,815
   Accounts payable and accrued expenses                              260,700
   Due to related parties                                             109,761
   Liability for stock to be issued                                   224,900
                                                              ---------------

                              Total current liabilities               609,176

Long-term debt, net of current portion                                 51,184

Due to related parties                                                169,236
                                                              ---------------

TOTAL LIABILITIES                                                     829,596
                                                              ---------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000 shares
      authorized and 8,460,000 shares issued and
      outstanding at March 31, 2005                                     5,000
   Additional paid-in capital                                         795,139
   Accumulated deficit                                               (855,928)
                                                              ---------------
               Total stockholders' equity (deficit)                   (55,789)
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $      773,807
                                                              ===============




                             The accompanying notes
   are an integral part of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)





                                                      2005            2004
                                                                   (restated)
                                                  ---------------------------

REVENUE - net of discounts                        $       22,271   $   282,600

COST OF GOODS SOLD                                         2,507        55,144
                                                  ----------------------------

GROSS PROFIT                                              19,764       227,456
                                                  ----------------------------

OPERATING EXPENSES
    Professional fees                                     20,610        21,357
    General and administrative expenses                  157,263       154,169
    Depreciation                                          11,892         4,500
                                                  -----------------------------
              Total operating expenses                   189,765       180,026
                                                  -----------------------------

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)         (170,001)       47,430

OTHER INCOME (EXPENSE)
    Interest income                                            2             -
    Interest expense                                        (303)          (92)
                                                  ----------------------------
             Total Other Income (Expense)                   (301)          (92)
                                                  -----------------------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES     (170,302)       47,338
   Provision for income taxes                                  -             -
                                                  -----------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES     $     (170,302)  $    47,338
                                                  =============================

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES    $       (0.020)  $     0.006
                                                  =============================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    8,460,000     8,222,222
                                                  =============================





   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                   2005              2004
                                                                  (restated)
                                                ------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $      (170,302)  $     47,338
                                                ------------------------------
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities

        Depreciation                                     11,892          4,500

Changes in assets and liabilities:
   (Increase)/decrease in accounts receivable             7,340         24,949
   (Increase) in inventory                                    -         (8,283)
   Decrease in prepaid expenses and other
       current assets                                         -         55,144
   Increase in accounts payable and accrued expenses     90,711         15,380
                                                -------------------------------
          Total adjustments                             109,943         91,690
                                                -------------------------------

Net cash provided by (used in) operating activities     (60,359)       139,028
                                                -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                (17,461)       (12,687)
                                                -------------------------------

        Net cash (used in) investing activities         (17,461)       (12,687)
                                                -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from long-term debt               (4,605)       (49,402)
   Liability for stock to be issued                      24,900              -
   Proceeds (payments) to related parties - net          62,046         25,552
                                                -------------------------------

Net cash provided by (used in) financing activities      82,341        (23,850)
                                                -------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 4,521        102,491

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           6,352         47,068
                                                -------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD       $        10,873   $    149,559
                                                ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.     $             -   $         92
                                                ===============================

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed unaudited interim financial statements included herein have been prepared by Sign Media Systems, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

                  The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.


                  The Company began business as Go! Agency LLC, a Florida Limited Liability Company ("Go Agency"). Go Agency was formed in April 2000, principally to pursue third party truck side advertising. The principal of Go Agency invested approximately $857,000 in Go Agency pursuing this business. It became apparent that a more advanced truck side mounting system would be required and that third party truck side advertising alone would not sustain an ongoing profitable business. Go Agency determined to develop a technologically advanced mounting system and focused on a different business plan.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  In order to develop the advanced mounting system and to pursue this new business plan, Go Agency incorporated Sign Media Systems, Inc. (the "Company" or "SMS") on January 28, 2002 under the laws of the State of Florida. Go Agency and SMS developed a new and unique truck side mounting system, which utilizes a proprietary cam lever technology, which allows an advertising image to be stretched tight as a drum. Effective January 1, 2003, Go Agency transferred all of its assets including its interest in the proprietary cam lever technology, which together had an original cost basis of $300,000 to SMS. The agreed upon value of the assets $55,702 was exchanged for 7,959,000 shares of the Company's common stock which was in excess of eighty percent (80%) of the Company's then issued and outstanding shares of common stock. In connection with this exchange, SMS assumed $25,765 of Go Agency's debt, which consisted primarily of a truck loan from GMAC Finance. Following the exchange, the Company had 8,000,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting systems.

                  Sign Media Systems Acquisition Company, Inc., ("SMA") an inactive Florida Corporation and American Powerhouse, Inc. ("API") entered into an Agreement and Plan of Share Exchange dated November 17, 2003, (the "Share Exchange") pursuant to which the shareholders of API on November 17, 2003 (the "Exchange Date") were issued 300,000 shares of common stock of SMA, no par value, in exchange for one hundred percent (100%) of the issued and outstanding shares of API. The Share Exchange called for the resignation of the original officers and directors, who no longer have any continued involvement in the Company, and the appointing of a new board and officers. As of the Exchange Date SMA, became the surviving company.

                  Simultaneously, Sign Media Systems Acquisition Company, Inc., an inactive Florida corporation, was merged into Sign Media Systems, Inc. per a Plan of Merger that was adopted by the shareholders of both companies on November 17, 2003.

                  For accounting purposes, these transactions were accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, SMS will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of SMS.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  The Company's revenue recognition policy for these sources of revenue is as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. Typically, the Company recognizes revenue when orders are placed and they receive deposits on those orders. In regard to the revenue recognition of third party advertising, the Company recognizes the revenue once they have completed the task for which the consumer paid.

                  In addition, the Company offers manufacturer's warranties. These warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

                  Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  Revenue Recognition (Continued)

                  Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company's inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the three months ended March 31, 2005 and 2004.

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

                  Furniture and fixtures                               5 years
                  Equipment                                            5 years
                  Trucks                                               5 years

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,800 and $2,733 for the three months ended March 31, 2005 and 2004, respectively

                  Fair Value of Financial Instruments

                  The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Earnings per Share of Common Stock

                  Historical net income per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  Earnings per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                   March 31
                                                2005        2004
                                                          (Restated)
                                              ---------   ----------

                  Net income (loss)           $ (170,302) $   47,338
                                              ==========  ==========

                  Weighted-=average common
                    shares outstanding
                        Basic                  8,460,000   8,222,222

                  Weighted-average common
                     stock equivalents
                        Stock options                  -           -
                        Warrants                       -           -
                                               ----------  ----------

                   Weighted-average common
                      shares outstanding
                        Diluted                8,460,000   8,222,222
                                               ---------   ---------



NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2005 and 2004:

                                                2005          2004
                                              --------      --------
                  Equipment                   $ 88,923      $ 39,217
                  Furniture & Fixtures          57,882        35,947
                  Transportation Equipment      54,620        54,621
                                              --------      --------
                                               201,425       129,785
                  Less: accum. depreciation     71,301        18,534
                                              --------      --------

                  Net Book Value              $ 130,124     $ 111,251
                                              =========     =========

                  Depreciation expense for the three months ended March 31, 2005 and 2004 was $11,892 and $4,500, respectively.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at March 31, 2005 under this lease are as follows:

                                2005             $  30,000
                                2006                30,000
                                2007                38,500
                                                 ---------
                                                 $  87,500
                                                 =========

                  Rent expense for the three months ended March 31, 2005 and 2004 was $8,025, and $11,781, respectively.


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


                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of March 31, 2005 there was $109,761 due. Other due to related party advances were $169,256. Due to related parties totaled $278,997 at March 31, 2005.

NOTE 6-  LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2003, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 7-  PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at March 31, 2005:

                  [OBJECT OMITTED]
                  Due to the uncertainty of utilizing the approximate $855,928 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8-           STOCKHOLDERS' EQUITY

                  As of March 31, 2005 and 2004, there were 100,000,000 shares of common stock authorized.

                  As of March 31, 2005 and 2004, there were 8,460,000 shares of common stock issued and outstanding.

                  During the three months ended March 31, 2005 the Company did not have any stock transactions.


NOTE 9-           LIABILITY FOR STOCK TO BE ISSUED

                  As of March 31, 2005 the Company received $224,900 for common stock to be issued at a later date. Upon issuance of the common stock the liability will be removed.