Form 10QSB/A
period 2004-03-31
SIGN MEDIA SYSTEMS INC
filed 2005-06-07
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (First Amendment)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended March 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ________________ to _________________

                         Commission file number 0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                      02-0555904
    ----------------------                     ----------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of May 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One and incorporated herein by reference.

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

RESULTS OF CONTINUING OPERATIONS

                                                     Three Months Ended
                                                           March 31

                                                2004                  2003
                                                                   (restated)

Revenue                                 $      282,600         $      15,751
Cost of goods sold                              55,144                15,628
                                        ---------------        --------------

Gross profit                                   227,456                   123
Operating and
   other expense                               180,118               164,153
                                        ---------------        --------------

Income (loss) from
  continuing operations                 $       47,338         $    (164,030)
                                        ===============        ==============

Gross profit margin                                80%                     1%

Earnings per share
   of common stock                      $       0.006          $      (0.021)
                                        ==============         ==============

The Company generated $282,600 of revenue, $227,456 of gross profit, $47,338 of net earnings from continuing operations and $0.006 in earnings per weighted-average common share from continuing operations for the three months ended March 31, 2004.

For total operations, net income for the three months ended March 31, 2004, was $47,338 or $0.006 in earnings per weighted-average common share with 8,222,222 weighted average common shares outstanding compared with a net loss of $(164,030) or $(0.021) in earnings per weighted-average common with 8,000,000 weighted average common shares outstanding for the three months ended March 31, 2003.

Revenue for the three months ended March 31, 2004, increased $266,849 from the same period last year. Cost of goods sold for the three months ended March 31, 2004, increased $39,516 from the same period last year. Operating and other expenses for the three months ended March 31, 2004, increased $15,965 from the same period last year. Net income from continuing operations for the three months ended March 31, 2004, increased $211,368 from the same period last year.

Earnings per weighted-average common share was $0.006 for the three months ended March 31, 2004, based on weighted-average common shares outstanding of 8,222,222, and earnings per weighted-average common share was $(0.021) for the three months ended March 31, 2003 based upon weighted-average common shares outstanding of 8,000,000.

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

Date May 31, 2005           /s/Antonio F. Uccello, III
     ------------           -----------------------------
                            Antonio F. Uccello, III
                            Chief Executive Officer
                            Chairman of the Board



EXHIBIT 1




                            SIGN MEDIA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             MARCH 31, 2004 AND 2003

                            SIGN MEDIA SYSTEMS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2004      F-1

Condensed Consolidated Statements of Income (Operations) for the
   Three Months Ended March 31, 2004 and 2003 (Unaudited)                  F-2

Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended March 31, 2004 and 2003 (Unaudited)                        F-3

Notes to Condensed Consolidated Financial Statements                    F-4-11

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2004

                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $             149,559

  Accounts receivable                                              546,949

  Inventory                                                        46,674
                                                     ------------------------


    Total Current Assets                                          743,182
                                                     ------------------------


PROPERTY AND EQUIPMENT - Net                                      111,251
                                                     ------------------------

TOTAL ASSETS                                         $            854,433
                                                     ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Current Portion of long-term debt                  $              17,940

  Accounts payable and accrued expenses                            172,071
                                                     ------------------------


      Total Current Liabilities                                    190,011
                                                     ------------------------


LONG-TERM DEBT - Net of Current Portion                             20,682


DUE TO OFFICERS/STOCKHOLDERS                                        44,960


DUE TO RELATED PARTY COMPANIES                                     433,015
                                                     ------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 100,000,000
    shares authorized at March 31, 2004 and
    8,460,000 issued and outstanding
   at March 31, 2004.                                                5,000

  Additional paid-in capital                                       214,437

  Accumulated deficit                                              (53,672)
                                                     ------------------------


      Total Stockholders' Equity                                   165,765
                                                     ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $             854,433
                                                     ========================

                            SIGN MEDIA SYSTEMS, INC.
                   CONDENSED STATEMENTS OF INCOME (OPERATIONS)
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)



                                              2004                     2003
                                         ----------------      ----------------

REVENUE - NET OF DISCOUNTS              $       282,600        $      15,751


COST OF GOODS SOLD                               55,144               15,628
                                        ----------------       --------------

GROSS PROFIT                                    227,456                  123
                                        ----------------       --------------

OPERATING EXPENSES

   Professional fees                             21,357                7,500

   General and administrative expenses          154,169               93,461

   Depreciation                                   4,500                2,363
                                        ----------------       ---------------

       Total Operating Expenses                 180,026              103,324
                                        ----------------       ---------------


NET INCOME (LOSS) BEFORE OTHER (EXPENSE)         47,430             (103,201)

OTHER (EXPENSE)

   Interest expense                                 (92)              (5,127)
                                        ----------------       ---------------

       Total Other (Expense)                        (92)              (5,127)
                                        ----------------       ----------------

NET INCOME (LOSS) AFTER OTHER (EXPENSES) $       47,338        $     (108,328)
                                        ================       ================

NET INCOME (LOSS) PER BASIC AND
   DILUTED SHARES                        $        0.006        $       (0.014)
                                         ===============       ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         8,222,222             8,000,000
                                         ===============       ================

                            SIGN MEDIA SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                        2004         2003
                                                  --------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                              $      47,338   $  (108,328)
                                                  -------------   -----------
   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities

      Depreciation                                        4,500         2,363

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable          24,949        (8,574)

     (Increase) in inventory                             (8,283)         (425)

     Decrease in prepaid expenses and other assets       55,144             -

     Increase in accounts payable and accrued expenses   19,111        16,685

     (Decrease) in income taxes payable                  (4,000)            -
                                                   --------------   ----------
     Total adjustments                                   91,421        10,049
                                                   --------------   ----------

     Net cash provided by (used in)
        operating activities                            138,759       (98,279)
                                                   --------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                         (12,697)      (56,444)
                                                   --------------   ----------

      Net cash (used in) investing activities           (12,697)      (56,444)
                                                   --------------   ----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds (Payments) on long-term debt,
      net of current portion                             (8,238)       13,702
    Payments to officers/stockholders                      (944)       (5,889)
    Proceeds (Payments) to related party companies      (14,389)      112,154
    Contribution of additional paid in capital                -        29,937
                                                   -------------   -----------

Net cash provided by (used in) financing activities     (23,571)      149,904
                                                   -------------   -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                           102,491        (4,819)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  47,068         5,138
                                                   -------------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $    149,559    $      319
                                                   =============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                               $        (92)   $   (5,127)
                                                   =============    ===========

                            SIGN MEDIA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003



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

                  The Company restated the March 31, 2004 financial statements by restating the December 31, 2003 deficit (see Note 9).

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003



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

                  Accounts receivable                         $30,668
                  Fixed assets, net of depreciation           112,214
                  Other assets                                 85,264
                  Accounts payable                            (29,242)
                  Notes payable                               (27,338)
                  Other payables                             (115,864)
                                                             ---------

                  Total                                       $55,702
                                                             =========

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  On November 17, 2003, the Company entered into a merger agreement by and among American Powerhouse, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc. Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation. Some time prior to the merger, American Powerhouse had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. However, American Powerhouse was not engaged in the business of manufacturing and distributing the water machine but was engaged in the licensing of that right to others. Prior to the merger, American Powerhouse granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Powerhouse, 100,000 shares in the year ending December 31, 2002, and 200,000 shares in the year ending December 31, 2004. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $400,000 for and subsequently impaired the entire amount.

                  The Company has reclassified its March 31, 2004 condensed consolidated financial statements to reflect certain reclassifications on the condensed consolidated balance sheet. These reclassifications had no effect on any income or expenses for the three months ended March 31, 2004.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


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

                  Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company's inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the three months ended March 31, 2004 and 2003.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  Earnings per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                             March 31,
                                                        2004            2003
                                                      ---------       --------

                  Net income (loss)                   $  47,338      $ (164,030)
                                                      =========      ==========

                  Weighted-average common shares
                    outstanding
                        Basic                         8,222,222       8,000,000

                  Weighted-average common stock
                    equivalents
                        Stock options                         -               -
                        Warrants                              -               -
                                                      ----------      ---------

                  Weighted-average common shares
                    outstanding
                        Diluted                       8,222,222       8,000,000
                                                      =========       =========

NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2004 and 2003:

                                                        2004            2003
                                                      ---------       --------
                  Equipment                           $  39,217       $  18,032
                  Furniture and Fixtures                 35,947          29,552
                  Transportation Equipment               54,621           8,860
                                                      ---------       ---------
                                                        129,785          56,444
                  Less:  accumulated depreciation        18,534           2,363
                                                      ---------       ---------

                  Net Book Value                      $ 111,521       $  54,081
                                                      =========       =========

                  Depreciation expense for the three months ended March 31, 2004 and 2003 was $4,500 and $2,363, respectively.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of March 31, 2004 there was $265,244 due. Other due to related party advances were $212,461. Due to related parties totaled $477,705 at March 31, 2004.

NOTE 6-  LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2003, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 7-  PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at March 31, 2004:

                  Deferred tax assets                           $ 172,401
                  Deferred tax valuation allowance               (172,401)
                                                                ---------
                                                                $       -
                                                                =========
                  Due to the uncertainty of utilizing the approximate $630,373 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8-           STOCKHOLDERS' DEFICIT

                  As of March 31, 2004 and 2003, there were 100,000,000 shares of common stock authorized.

                  As of March 31, 2004 and 2003, there were 8,460,000 and 7,960,000 shares of common stock issued and outstanding.

                  During the three months ended March 31, 2004 the Company had the following stock transactions:

                  The company issued 216,000 shares of common stock in conversion of a liability for stock to be issued in 2003.

NOTE 9-           PRIOR PERIOD ADJUSTMENT

                  During the three months ended March 31, 2004, the Company issued 216,000 of common stock in conversion of a liability for stock to be issued. This conversion had no effect on any income or expenses for the three months ended March 31, 2004.

                  Deficit, restated at December 31, 2003             ($677,711)

                  Net income for the three months ended
                      March 31, 2004                                   $47,338
                                                                     ----------

                  Deficit, March 31, 2004, restated                  ($630,373)
                                                                     ==========