Form 10QSB/A
period 2004-06-30
SIGN MEDIA SYSTEMS INC
filed 2005-06-07
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (First Amendment)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to _________________

                           Commission file number  0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                   02-0555904
     --------------------------                ----------------------------
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

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One and is incorporated herein by reference.

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

RESULTS OF OPERATIONS

                                                    Six Months Ended
                                                          June 30

                                                 2004                  2003
                                                                    (restated)

       Revenue                                 $   654,484          $ 103,968
       Cost of goods sold                           94,260             33,424
                                               -------------------------------

       Gross profit                                560,224             70,544
                                               -------------------------------

       Operating and other expenses                328,963            305,859
                                               -------------------------------

       Net income (ss)                         $   231,261         $ (235,315)
                                               ==============================

       Gross profit margin                              86%                1%

       Earnings per share
          of common stock                      $     0.028         $   (0.030)
                                               ===============================

       Weighted average of
          common shares                          8,256,631          7,960,000
                                               ===============================

For the six months ended June 30, 2004, the Company generated $654,484 of revenue, $560,224 of gross profit, $231,261 of net income, and $0.028 in earnings per weighted average common share based upon a weighted average of 8,256,631 common shares outstanding. .

For the six months ended June 30, 2003, the Company generated $103,968 of revenue, $70,544 of gross profit, $(235,315) of net loss, and $(0.030) of net loss per weighted common share based upon a weighted average of 7,960,000 common shares outstanding.

Revenue for the six months ended June 30, 2004, increased $550,516 from the same period last year. Net income for the six months ended June 30, 2004, increased $466,576 from the same period last year. Earnings per share for the six months ended June 30,2004, increased $.0.06 from the same period last year.

                                                     Three Months Ended
                                                           June 30

                                                  2004                  2003
                                                                     (restated)

                    Revenue                  $   371,884           $    88,217
                    Cost of goods sold            39,116                17,796
                                             ----------------------------------

                    Gross profit                 332,768                70,421
                                             ----------------------------------

                    Operating and other
                      expenses                   148,845               197,408
                                             ----------------------------------

                    Net income (loss)        $   183,923           $  (126,987)
                                             ==================================

                    Gross profit margin               89%                   80%

                    Earnings per share
                    of common stock          $     0.022           $    (0.016)
                                             ==================================

                    Weighted average of
                    common shares              8,460,000             8,000,000
                                             ==================================

For the three months ended June 30, 2004, the Company generated $371,884 of revenue, $332,768 of gross profit, $183,923 of net income, and $0.022 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding. .

For the three months ended June 30, 2003, the Company generated $88,217of revenue, $70,421 of gross profit, $(126,987) of net loss, and $(0.016) of net loss per weighted average common share based upon a weighted average of 8,000,000 outstanding.

Revenue for the three months ended June 30, 2004, increased $283,667 from the same period last year. Net income for the six months ended June 30, 2004, increased $310,910 from the same period last year. Earnings per share for the six months ended June 30,2004, increased $.04 from the same period last year.

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

                            SIGN MEDIA SYSTEMS, INC.
                            (Registrant)

Date May 31, 2005           /s/Antonio F. Uccello, III
     ------------           -----------------------------
                            Antonio F. Uccello, III
                            Chief Executive Officer
                            Chairman of the Board

                            SIGN MEDIA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             JUNE 30, 2004 AND 2003

                            SIGN MEDIA SYSTEMS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2004      F-1

Condensed Consolidated Statements of Income (Operations) for the
   Six Months and Three Months Ended June 30, 2004 and 2003
   (Unaudited)                                                            F-2

Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 2004 and 2003 (Unaudited)                        F-3

Notes to Condensed Consolidated Financial Statements                   F-4-12

                              SIGN MEDIA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

                                                             (restated)
CURRENT ASSETS
   Cash and cash equivalents                             $        32,765
   Accounts receivable                                           807,480
   Inventory                                                      35,541
   Prepaid expenses and other assets                              15,478
   Miscellaneous receivable                                        4,000
                                                         ----------------
                        Total current assets                     895,264

PROPERTY AND EQUIPMENT - Net                                     133,569
                                                         ----------------

TOTAL ASSETS                                             $     1,028,833
                                                         ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                     $        17,940
   Accounts payable and accrued expenses                         170,208
   Due to related parties                                        109,761
   Liability for stock to be issued                              200,000
                                                         ---------------

                    Total current liabilities                    497,909

Long-term debt - net of current portion                           17,995

Due to related parties                                           159,240
                                                         ----------------

TOTAL LIABILITIES                                                675,144
                                                         ----------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000
      shares authorized at June 30, 2004
      and 8,460,000 shares issued and outstanding
      at June 30, 2004                                             5,000
   Additional paid-in capital                                    795,139
   Accumulated deficit                                          (446,450)
                                                         ---------------
              Total stockholders' equity                         353,689
                                                         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     1,028,833
                                                         ===============



                                       F-1
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
  FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                               SIX MONTHS ENDED         THREE MONTHS ENDED
                                    June 30,                 June 30,
                                 2004         2003        2004         2003
                                           (restated)               (restated)
                           ------------------------    ------------------------

REVENUE                   $     654,484  $   103,968  $  371,884  $    88,217

COST OF GOODS SOLD               94,260       33,424      39,116       17,796
                          ---------------------------   ---------------------

GROSS PROFIT                    560,224       70,544     332,768       70,421
                          ---------------------------   ----------------------

OPERATING EXPENSES
    Professional fees            28,021       80,421       6,664       72,921
    General and administrative
      expenses                  249,095      206,793      94,926      113,332
    Depreciation                 16,715        4,726      12,215        2,363
                          ---------------------------   ----------------------
   Total operating expenses     293,831      291,940     113,805      188,616
                          ---------------------------   ----------------------

NET INCOME (LOSS) BEFORE
   OTHER (EXPENSE)              266,393     (221,396)    218,963     (118,195)

OTHER (EXPENSE)
    Interest expense            (35,132)     (13,919)    (35,040)      (8,792)
                          ---------------------------   ----------------------
    Total Other (Expense)       (35,132)     (13,919)    (35,040)      (8,792)
                          ---------------------------  -----------------------

NET INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES    231,261     (235,315)    183,923     (126,987)
   Provision for income taxes         -            -           -            -
                          ---------------------------   ----------------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES        $     231,261   $ (235,315)  $ 183,923   $ (126,987)
                          ===========================  =======================

NET INCOME (LOSS) PER BASIC
   AND DILUTED SHARES            0.028        (0.030)      0.022       (0.016)
                          ===========================  ======================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING          8,256,631     7,960,000   8,460,000    8,000,000
                          ===========================  =======================

                                       F-2
   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                     2004             2003
                                                                  (restated)
                                              --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $      231,261  $      (235,315)
                                              --------------  ---------------
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities

        Depreciation                                  16,715            4,726

Changes in assets and liabilities:
   (Increase) in accounts receivable                (235,582)         (74,195)
   (Increase) decrease in inventory                    2,850           (1,400)
   Decrease in prepaid expenses and
      other current assets                            39,666                -
   (Increase) in miscellaneous receivable             (4,000)               -
   Increase in accounts payable and
      accrued expenses                                17,248           24,510
   Assets received for stock                               -           55,702
                                             ----------------  ---------------
          Total adjustments                         (163,103)           9,343
                                             ----------------  ---------------

 Net cash provided by (used in)
    operating activities                              68,158         (225,972)
                                             ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment             (47,230)         (56,444)
                                             ----------------  ---------------

 Net cash (used in) investing activities             (47,230)         (56,444)
                                             ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from long-term debt,
      net of current portion                         (52,089)          12,259
   Proceeds (payments) to related parties           (183,142)         232,989
   Contribution of additional paid-in capital        200,000           34,437
                                             ----------------  ---------------

Net cash provided by (used in)
    financing activities                             (35,231)         279,685
                                             ----------------  ---------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS          (14,303)          (2,731)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       47,068            5,138
                                             ----------------  --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD    $        32,765   $        2,407
                                             ================  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.  $        35,132   $       13,919
                                             ================  ==============

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

  Conversion of liability to common stock    $       324,000   $            -
                                             ===============   ==============

                                       F-3
                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

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

                  The Company restated the June 30, 2004 financial statements by restating its December 31, 2003 deficit (see Note 9).

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

                  The Company has reclassified its June 30, 2004 condensed consolidated financial statements to reflect certain reclassifications on the condensed consolidated balance sheet. These reclassifications had no effect on any income or expense for the six months ended June 30, 2004.

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

                  In addition, the Company offers manufacture's warranties. The warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Revenue Recognition (Continued)

                  Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in costs of goods sold. Cost of overhead is diminimus. The Company's inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the six months ended June 30, 2004 and 2003.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Earnings (Loss) per Share of Common Stock

                  Historical net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                              Jume 30,
                                                        2004           2003
                                                                     (restated)
                                                      ---------      ----------

                  Net income (loss)                   $ 231,261      $ (235,315)
                                                      =========      ==========

                  Weighted-average common shares
                     outstanding
                        Basic                         8,256,631       7,960,000

                  Weighted-average common stock
                     equivalents
                        Stock options                         -               -
                        Warrants                              -               -
                                                      ----------      ---------

                  Weighted-average common shares
                     outstanding
                        Diluted                       8,256,631       7,960,000
                                                      =========       =========

NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at June 30, 2004 and 2003:

                                                        2004            2003
                                                      --------        -------
                  Equipment                           $  71,634       $  18,032
                  Furniture and Fixtures                 41,798          29,552
                  Transportation Equipment               54,621           8,860
                                                      ---------       ---------
                                                        168,053          56,444
                  Less: accumulated depreciation         34,484           4,726
                                                      ---------       ---------

                  Net Book Value                      $ 133,569       $  51,718
                                                      =========       =========

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at June 30, 2004 under this lease are as follows:

                        2004                                    $  30,000
                        2005                                       30,000
                        2006                                       30,000
                        2007                                       15,000
                                                                ----------
                                                                $ 105,000
                                                                ==========

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

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of June 30, 2004 there was $136,021 due. Other due to related party advances were $36,097. Due to related parties totaled $269,001 at June 30, 2004.

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

NOTE 7-  PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at June 30, 2004:

                  Deferred tas assets                           $ 172,401
                  Deferred tax valuation allowance               (172,401)
                                                                ---------

                                                                $        -
                                                                ==========

                  Due to the uncertainty of utilizing the approximate $446,450 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003



NOTE 9-           PRIOR PERIOD ADJUSTMENT

                  The Company restated its December 31, 2003 deficit by $55,702 due to an increase of professional fees. Therefore, the June 30, 2004 deficit has been restated.

                  Deficit, restated at December 31, 2003           ($677,711)

                  Net income for the six months ended
                      June 30, 2004                                 $231,261
                                                                    ---------

                  Deficit, June 30, 2004, restated                 ($446,450)
                                                                   ==========