Form 10QSB/A
period 2004-09-30
SIGN MEDIA SYSTEMS INC
filed 2005-06-07
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (FIRST AMENDMENT)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
             For the quarterly period ended September 30, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from ________________ to ______________

                           Commission file number  0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                     02-0555904
----------------------------------                    -----------------------
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

RESULTS OF OPERATIONS

The following tables set forth certain of the Company's summary selected operating and financial data. The following tables should be read in conjunction with all other financial information and analysis presented herein including the Financial Statements for the Nine Months Ended September 30, 2004 and 2003 and the Three Months Ended September 30, 2004 and 2003.


                                Nine Months Ended
                                  September 30

                                                  2004                  2003

     Revenue                                  $ 1,291,885            $ 146,783
     Cost of goods sold                           196,469               59,277
                                              ----------------------------------
     Gross profit                               1,095,416               87,506
                                              ----------------------------------

     Operating and other expenses                 454,394              477,068
                                              ----------------------------------

     Income (Loss) before
         provision for income taxes               641,022             (389,562)
     Provision for  income taxes                   80,850                    -
                                              ---------------------------------

     Net income (loss)                            560,172             (389,562)
                                              =================================

     Gross profit margin                               85%                0.6%
     Earnings per share
         of common stock                      $     0.067            $  (0.049)
                                              =================================

     Weighted average of
         common shares                          8,368,865            7,972,333
                                              =================================

For the nine months ended September 30, 2004, the Company generated $1,291,885 of revenue, $1,095,416 of gross profit, $560,172 of net income after a provision of $80,850 for income taxes, and $0.067 in earnings per weighted average common share based upon a weighted average of 8,368,865 common shares outstanding. .

For the nine months ended September 30, 2003, the Company generated $146,783 of revenue, $87,506 of gross profit, $(389,562) of net loss, and $(0.049) of net loss per weighted common share based upon a weighted average of 7,972,333 common shares outstanding.

Revenue for the nine months ended September 30, 2004, increased $1,145,102 from the same period last year. Net income after a provision of $80,850 for income taxes for the nine months ended September 30, 2004, increased $949,734 from the same period last year. Earnings per share for the nine months ended September 30,2004, increased $0.12 from the same period last year.

                               Three Months Ended
                                  September 30

                                                  2004                  2003

      Revenue                               $    637,401       $        42,815
      Cost of goods sold                         102,209                25,853
                                            -----------------------------------

      Gross profit                               535,192                16,962
                                            -----------------------------------

      Operating and other expenses               125,431               171,209
                                            -----------------------------------

      Income (Loss)from before
          provision for income taxes             409,761              (154,247)
                                            ----------------------------------

      Provision for  income taxes                      -                     -
                                            -----------------------------------

      Net income (loss)                     $    409,761          $   (154,247)
                                            ===================================

      Gross profit margin                            84%                -3.25%
      Earnings per share
          of common stock                   $     0.048           $     (0.019)
                                            ===================================

      Weighted average of
          common shares                       8,460,000             8,000,000
                                            ==================================

For the three months ended September 30, 2004, the Company generated $637,401 of revenue, $535,192 of gross profit, $409,761 of net income, and $0.048 in earnings per weighted average common share based upon a weighted average of 8,593,334 common shares outstanding.

For the three months ended September 30, 2003, the Company generated $42,815 revenue, $16,962 of gross profit, $(154,247) of net loss, and $(0.019) of net loss per weighted average common share based upon a weighted average of 8,000,000 outstanding.

Revenue for the three months ended September 30, 2004, increased $594,586 from the same period last year. Net income for the nine months ended September 30, 2004, increased $564,008 from the same period last year. Earnings per share for the nine months ended September 30,2004, increased $0.07 from the same period last year.

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

                            SIGN MEDIA SYSTEMS, INC.
                            (Registrant)

Date May 31, 2005           /s/Antonio F. Uccello, III
     ------------           -----------------------------
                            Antonio F. Uccello, III
                            Chief Executive Officer
                            Chairman of the Board

                            SIGN MEDIA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED

                           SEPTEMBER 30, 2004 AND 2003

                            SIGN MEDIA SYSTEMS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Condensed Consolidated Balance Sheet (Unaudited)
     as of September 30, 2004                                            F-1

Condensed Consolidated Statements of Income (Operations)
    for the Nine Months and Three Months Ended September 30,
    2004 and 2003 (Unaudited)                                            F-2

Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 2004 and 2003 (Unaudited)            F-3

Notes to Condensed Consolidated Financial Statements                  F-4-11

                            SIGN MEDIA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

                                                                (restated)
CURRENT ASSETS
   Cash and cash equivalents                              $          2,876
   Accounts receivable                                           1,406,340
   Inventory                                                        33,416
   Miscellaneous receivable                                          4,000
                                                          ----------------
                         Total current assets                    1,446,632

PROPERTY AND EQUIPMENT - Net                                       148,732
                                                          ----------------

TOTAL ASSETS                                              $      1,595,364
                                                          ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                      $        18,123
   Accounts payable and accrued expenses                          220,646
   Income taxes payable                                            80,850
   Due to related parties                                         109,761
   Liability for stock to be issued                               200,000
                                                          ---------------

                     Total current liabilities                    629,380

Long-term debt, net of current portion                             14,687

Due to related parties                                            268,697
                                                          ---------------

TOTAL LIABILITIES                                                 912,764
                                                          ---------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000
      shares authorized at September 30,
      2004 and 8,460,000 shares issued and
      outstanding at September 30, 2004                             5,000
   Additional paid-in capital                                     795,139
   Accumulated deficit                                           (117,539)
                                                         -----------------
                     Total stockholders' equity                   682,600
                                                         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $      1,595,364
                                                         =================

                                   F-1
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                    SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


                                 NINE MONTHS ENDED          THREE MONTHS ENDED
                                     September 30,             September 30,
                                  2004          2003         2004         2003
                                           (restated)                 (restated)
                                ---------------------       -------------------

REVENUE                     $  1,291,885   $   146,783    $  637,401  $  42,815

COST OF GOODS SOLD               196,469        59,277       102,209     25,853
                            ---------------------------   ---------------------

GROSS PROFIT                   1,095,416        87,506       535,192     16,962
                            ---------------------------   ---------------------

OPERATING EXPENSES
    Professional fees             63,064       117,740        35,043     37,319
    General and administrative
       expenses                  320,258       317,036        71,163    110,243
    Depreciation                  17,463         7,089           748      2,363
                           ----------------------------   ---------------------
  Total operating expenses       400,785       441,865       106,954    149,925
                           ----------------------------   ---------------------

NET INCOME (LOSS) BEFORE
   OTHER (EXPENSE)               694,631      (354,359)      428,238   (132,963)

OTHER (EXPENSE)
    Interest expense              53,609        35,203        18,477     21,284
                           ----------------------------   ---------------------
   Total Other (Expense)          53,609        35,203        18,477     21,284
                           ----------------------------   ---------------------

NET INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES     641,022      (389,562)      409,761   (154,247)
   Provision for income taxes     80,850             -             -          -
                           ----------------------------   ---------------------

NET INCOME (LOSS) APPLICABLE
   TO COMMON SHARES        $     560,172   $  (389,562)   $  409,761 $(154,247)
                           ============================   =====================

NET INCOME (LOSS) PER BASIC
   AND DILUTED SHARES              0.067        (0.049)        0.048    (0.019)
                           ============================   =====================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                  8,368,865     7,972,333     8,593,334 8,000,000
                           ============================   ====================

                            SIGN MEDIA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                    2004              2003
                                                                    (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $     560,172      $      (389,562)
                                            ----------------------------------
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities
        Depreciation                               17,463                7,089

Changes in assets and liabilities:
   (Increase) in accounts receivable             (834,442)             (88,465)
   (Increase) decrease in inventory                 4,995               (1,397)
   Decrease in prepaid expenses and other
      current assets                               55,144                    -
   (Increase) in miscellaneous receivable          (4,000)                   -
   Increase in accounts payable and
      accrued expenses                             67,666               82,526
   Increase in income taxes payable                80,850                    -
   Assets received for stock                            -               55,702
                                            ----------------------------------
          Total adjustments                      (612,324)              55,455
                                            -----------------------------------

     Net cash (used in) operating activities      (52,152)            (334,107)
                                            -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment          (63,141)             (56,444)
                                            -----------------------------------

   Net cash (used in) investing activities        (63,141)             (56,444)
                                            -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) from long-term
      debt, net of current portion                (55,214)               8,022
   Proceeds (payments) to related parties         (73,685)             345,100
   Contribution of additional paid-in capital     200,000               34,437
                                            -----------------------------------

  Net cash provided by financing activities        71,101              387,559
                                            -----------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (44,192)              (2,992)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD    47,068                5,138
                                            -----------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD   $       2,876       $        2,146
                                            ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest. $      53,609       $       35,043
                                            ===================================

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
  Conversion of liability to common stock   $     324,000       $            -
                                            ===================================

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

                  The Company restated the September 30, 2004 financial statements by restating its December 31, 2003 deficit (see
                  Note 9).

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

                  The Company has reclassified its September 30, 2004 condensed consolidated financial statements to reflect certain reclassifications on the condensed consolidated balance sheet. These reclassifications had no effect on any income or expenses for the nine months ended September 30, 2004.

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

                  Revenue and Cost Recognition

                  Currently, the Company has three primary sources of revenue:

                 (1) The sale and installation of their mounting system.
                 (2) The printing of advertising images to be inserted on trucks utilizing the Company's mounting systems.
                 (3) Third party advertising.

                  The Company's revenue recognition policy for these sources of revenue is a follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. Typically, the Company recognizes revenue when orders are placed and they receive deposits on those orders. In regards to the revenue recognition of third party advertising, the Company recognizes the revenue once they have completed the task for which the consumer paid.

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Earnings (Loss) per Share of Common Stock

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                          September 30
                                                        -----------------
                                                          2004       2003
                                                                  (restated))
                                                        ---------  ---------

                  Net income (loss)                     $ 560,172  $ (389,562)
                                                        =========  ==========

                  Weighted-average common shares
                    outstanding
                        Basic                           8,368,865   7,972,333

                  Weighted-average common stock
                    equivalents
                        Stock options                           -           -
                        Warrants                                -           -
                                                        ----------  ---------

                  Weighted-average common shares
                     outstanding
                        Diluted                         8,368,865   7,972,333
                                                        =========   =========


NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2004 and 2003:

                                                          2004       2003
                                                       --------   ---------
                  Equipment                            $  71,461  $  18,032
                  Furniture and Fixtures                  57,882     29,552
                  Transportation Equipment                54,621      8,860
                                                       ---------  ---------
                                                         183,964     56,444
                  Less: accumulated depreciation         (35,232)    (3,162)
                                                       ---------  ---------

                  Net Book Value                       $ 148,732  $  53,282
                                                       =========  =========

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at September 30, 2004 under this lease are as follows:

                        2004                                    $   7,500
                        2005                                       30,000
                        2006                                       30,000
                        2007                                       15,000
                                                                ---------
                                                                $  82,500
                                                                =========

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

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of September 30, 2004 there was $233,574 due. Other due to related party advances were $36,404. Due to related parties totaled $378,458 at September 30, 2004.

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


NOTE 7-           PROVISION FOR INCOME TAXES

                  The provision for income taxes at September 30, 2004 consisted of the following:

                  Current tax expense                           $  213,704
                  Benefit of loss carry forwards                  (132,854)
                                                                ----------

                  Net current tax enpense                       $   80,850
                                                                ==========

                  The company has loss carry forwards of approximately $390,748 that may be offset against future taxable income that may be used against future income taxes.


NOTE 8-           STOCKHOLDERS' EQUITY

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

                  Deficit, restated at December 31, 2003            ($677,711)

                  Net income for the nine months ended
                      September 30, 2004                             $560,172
                                                                    ---------

                  Deficit, September 30, 2004, restated             ($117,539)
                                                                    ==========


NOTE 10-          LIABILITY FOR STOCK TO BE ISSUED

                  As of September 30, 2004 the Company received $200,000 for common stock to be issued at a later date. Upon issuance of the common stock the liability will be removed.