Form 10KSB/A
period 2004-12-31
SIGN MEDIA SYSTEMS INC
filed 2005-06-07
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (First Amendment)
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                     0-50742
                            (Commission file number)

                            SIGN MEDIA SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            Florida                                      02-0555904
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

2100 19th Street, Sarasota, FL                             34234
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number is:  (941) 330-0336

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

The issuer's revenues for the most recent fiscal year were $1,361,962.

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

On November 17, 2003, we entered into a merger agreement with American Powerhouse, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation. Pursuant to the merger agreement, we merged with Sign Media Systems Acquisition Company. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and we became the surviving corporation. Some time prior to the merger, American Powerhouse had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. American Powerhouse was not engaged in the business of manufacturing and distributing the water machine but was engaged in the licensing of that right to others. Prior to the merger, American Powerhouse granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. The license agreement is attached hereto as Exhibit 10.5. Material terms of the license agreement include the following:

o we have right to utilize certain proprietary technology for the manufacture, design, creation, sale or use of a water cooler ("Water Machine") which manufactures distilled water from ambient air;

o        the term of the license is in perpetuity;

o the territory in which we are allowed to exploit the license is all countries in the world;

o        the license in non-exclusive; and

o        we do not have the right to sublicense the technology to others.

As consideration for the merger, we issued 300,000 shares of our common stock to American Powerhouse. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of our stock. There were no other material costs of the merger. Please refer to Note 1 of the Notes to Consolidated Financial Statements for December 31, 2003 and 2002 contained elsewhere herein for more information on the merger. Due to problems with our plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the year ended December 31, 2003 in our Consolidated Financial Statements for December 31, 2004and 2003. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. To the best of our knowledge, the only control person of American Powerhouse is Denis C. Tseklenis.

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

In November, 2003, we acquired a license to certain proprietary technology for the manufacture, design, creation, sale or use of a water cooler which manufactures distilled water from ambient air. It was our intent to sell this product in Central and South America. At that time we were in negotiations with independent dealers in Central America who sold United States products in Central and South America who expressed a desire to market this product in that territory. Ultimately, we were unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, we are not currently engaged in the business of manufacturing and sale of this product. We will not become engaged in the business of manufacturing and selling this product until we can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. We cannot currently predict when or if we will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product.

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

Date                   Name                     Number of Shares   Consideration
January 28, 2002       Antonio F. Uccello, III          1,000           $5,000
January 1, 2003        GO! Agency, LLC              7,959,000               (1)
June 1, 2003           Stephen. MacNamara              30,000           $4,500
September 30, 2003     Nelson J. Martin                10,000 Services-$15,000
                       Abraham Uccello,
                       Trustee of the
                       Candlelight Non-
October 8, 2003        Grantor Trust                   10,000          $15,000
October 31, 2003       Henry Eldon Sinsel              10,000          $15,000
November 11, 2003      Raimo Vitikainen                20,000(1)       $30,000
November 12, 2003      William J. Hone                 40,000          $60,000
November 14, 2003      Salvatore Uccello, Jr.          10,000 Services-$15,000
November 17, 2003      Lynda Melnick                   20,000          $30,000
                       American Powerhouse,
November 17, 2003      Inc.                           300,000               (2)
November 20, 2003      Roger P. Nelson                 20,000          $30,000
November 24, 2003      Christopher Stender             10,000 Services-$15,000
December 8, 2003       Jerry Hanson                    10,000 Services-$15.000
December 8, 2003       Marcus Faller                   10,000 Services-$15,000
                       Thomas F. Pepin
April 3, 2004          Limited Partnership             66,667         $100,000
May 5, 2004            Roger P. Nelson                 66,667         $100,000
                                                ----------------     -----------
                       Total                        8,593,334(3)      $404,500
                                                ================     ==========

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

      Summary Selected Statements of Profits and Losses and Financial Data

                                               2004                   2003
                                             (Audited)             (Audited)

Revenue                                    $ 1,361,962             $ 774,349
Cost of Goods Sold                           $ 186,448             $ 201,850
Gross Profit                               $ 1,175,514             $ 572,449
Operating Expenses                         $ 1,101,176            $1,050,307
Net Income (Loss) Before Other (Expense)     $  74,338             $(477,808)
Other (Expense) Interest Expense             $ (82,253)            $ (76,464)
Net Loss                                     $  (7,915)            $(554,272)
Net Loss Per Common Share                     $  (0.00)             $  (0.07)
Weighted Average Shares Outstanding          8,406,000             8,031,000
Assets                                       $ 771,057             $ 815,555
Liabilities                                  $ 656,544           $ 1,017,127
Stockholders' Equity (Deficit)               $ 114,513            $ (201,572)

Results of Operations.

         Revenue and Expenses.

For the year ended December 31, 2004, we had total revenue of $1,361,962, gross profit of $1,175,514, a net loss of $(7,915) and a net loss per common share of $(0.00) based on a weighted average of 8,406,000 common shares outstanding.

For the year ended December 31, 2003, we had revenue of $774,349, a net loss of $(554,272) and a net loss per common share of $(0.07) based upon a weighted average of 8,031,000 common shares outstanding.

Our revenue for both periods was generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck side advertising. During the year ended December 31, 2004we generated $776,766 or 87% of our revenue from the sale of our mobile billboard mounting systems, $1,846 or 2% of our revenue from the printing of digital graphics and $83,350 or 11% of our revenue from truck side advertising. During the year ended December 31, 2003, we generated $696,914 or 90% of our revenue from the sale of our mobile billboard mounting systems, $77,435 or 10% of our revenue from the printing of digital graphics and nothing from truck side advertising.

During the years ended December 31, 2004, 2003, a material part of our business was dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90% of revenue before bad expense of $500,000. During the year ended December 31, 2003, our sales to this customer were approximately $624,874 or 80.7% of all sales. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base.

Our revenue in the year ended December 31, 2004, was $1,361,962 compared to revenue in the preceding period of $774,349. This is an increase from period to period of $587,613. This increase in revenue is attributable to increased sales of mounting systems to one key customer, Applied Advertising Network, LLC of Lake Mary, Florida and increased sales of third party truck side advertising to various customers. Applied Advertising Network is not a related party.

In the year ended December 31, 2004, our cost of goods sold was $186,448 which is 14% of revenue before the provision for bad debt. In the year ended December 31, 2003, our cost of goods sold was $201,850 which is 26% of revenue. The percentage decrease in cost of goods sold from period to period is primarily attributable to continued reductions in the cost of manufacturing our mounting systems.

The decrease of $92,649 in professional fees and administrative payroll for the year ended December 31, 2004, from the pervious period is primarily due to a reduction in payments for professional fees. In the year ended December 31, 2003, we incurred higher professional fees related to the filing of our Form 10-SB under the Securities Exchange Act of 1934.

The increase of $-96,647 in general and administrative expenses for the year ended December 31, 2004, from the previous period is primarily due to increased costs of soliciting customers through phone solicitation, increased advertising costs and increased health insurance costs.

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

         Working Capital.

The following table sets forth a summary of our working capital.

AT DECEMBER 31:                                       2004            2003
------------------------------------------------- --------------  --------------

Current assets                                    $     646,502   $     712,501
Current liabilities                                     498,170         500,119
                                                  --------------  --------------

Working capital                                   $     148,334   $     212,382
                                                  ==============  ==============
Current ratio                                              1.30            1.42

Our current assets for the year ended December 31, 2004, decreased $65,999 from the previous period primarily due to utilization of prepaid expenses and cash to pay interest and principal on related party debt.

         Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:          2004            2003
----------------------------------------------------  -----------    ----------
Net cash provided by/(used in):
Operating activities                             $      76,036   $    (474,896)
Investing activities                                   (63,141)        (90,886)
Financing activities                                   (53,612)        607,712
                                                 -------------   -------------
Net increase (decrease) in cash and
  cash equivalents                               $     (40,716)  $      41,930
                                                 ==============  ==============

Net cash used in operating activities for the year ended December 31, 2004, increased compared to the preceding period. This increase was driven primarily by two reasons: (1) increased sales resulting in a smaller net loss than in the previous period, and (2)a decrease in accounts receivable.

Net cash used in investing activities for the year ended December 31, 2004, decreased compared to the preceding period. This decrease was driven primarily by the lack of the necessity to purchase additional equipment.

Net cash provided by financing activities for the year ended December 31, 2004, decreased compared to the preceding period. This decrease was primarily the result of the reduction of long term debt and debt due to related parties.

         Assets and Debt.

Our current assets are summarized in the table below.

AT DECEMBER 31:                                       2004            2003
--------------------------------------------  -------------- ---------------

Current assets                                 $     646,502  $      712,501


Current assets for the year ended December 31, 2004, decreased compared to the preceding period. Current assets for the year ended December 31, 2004, consists of $6,352 of cash and cash equivalents, $550,578 of accounts receivable, $85,572 of inventory, and $4,000 of prepaid expenses and other assets. The decrease in current assets was due primarily to the use of prepaid expense and cash to pay interest on and reduce principal of long term debt and debt due to related parties.

Accounts receivable aging for the year ended December 31, 2004 are summarized in the table below.

AT DECEMBER 31, 2004:
                   1-30          31-60         61-90        > 90         TOTAL
                ----------    ----------    ---------    ----------    ---------

TOTALS            $7,781        $5,046             -      $537,751     $550,578
                ==========    ==========    =========    ==========    ========

All accounts receivable are delinquent after 30 days. Out of the total accounts receivable, $537,751 are attributable to one key customer and all of that amount was delinquent at December 31, 2004. No payments on this delinquency have yet been made in the year ending December 31, 2005. Because of the large amount of the delinquency, the fact that $537,751 of the delinquency is attributable to one key customer and because of the long delay in payment, we established a bad debt expense of $500,000 for the year ended December 31, 2004. This is an increase of $500,000 from the prior period. We have been in discussions with the customer and we believe, but cannot guarantee, that the full amount of the delinquency will be satisfied by cash payment during the quarter ending June 30, 2005.

Accounts receivable aging for the year ended December 31, 2003 are summarized in the table below.

AT DECEMBER 31, 2003:
              1-30          31-60           61-90        > 90          TOTAL
          ----------    ------------    ---------    ----------    -------------

TOTALS       $7,727        $561,874             -        $2,297        $571,898
          ==========    ============    =========    ==========    =============

All accounts receivable are delinquent after 30 days. Out of the total accounts receivable, $561,874 are attributable to one obligor and all of that amount was delinquent at December 31, 2003. During the year ended December 31, 2004, the full amount of the $561,874 delinquency was satisfied in full by cash payments.. During the year ended December 31, 2004, the full amount of the $2,297 delinquency was satisfied in full by cash payments.. None of the accounts receivable are from a related party.

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

Our debt owed to unrelated parties is summarized in the table below.

AT DECEMBER 31:                                        2004            2003
-----------------------------------------------  -------------- ---------------

Current portion of long term debt               $      18,420  $       18,420
Long-term debt                                         51,184          69,604
                                                 -------------   -------------

Total debt due to unrelated parties             $      69,604  $       88,024
                                                =============   =============

Our total debt is summarized in the table below.

AT DECEMBER 31:                                    2004            2003
--------------------------------------------- -------------- ---------------

Current portion of debt due to related parties   $     109,761  $        4,739
Long-term debt due to related parties                  107,190         447,404
Current portion of long term debt                       18,420          18,420
Long-term debt                                          51,184          69,604
                                                 -------------   -------------

Total Debt                                       $     286,555  $      539,967
                                                 =============   =============

Our additional paid-in capital is summarized in the table below.

AT DECEMBER 31:                                       2004            2003
---------------------------------------------  -------------- ---------------

Additional paid-in capital                   $        795,139 $       471,139
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

Our stockholders' equity (deficit) is summarized in the table below.

AT DECEMBER 31:                                   2004            2003
------------------------------------------  -------------- ---------------
Stockholders' equity (deficit)           $        114,513 $     (201,572)

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

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:         2004            2003
------------------------------------------------ --------------  --------------
Net cash provided by/(used in):
Operating activities                             $      76,037   $    (474,896)
Investing activities                                   (63,141)        (90,886)
Financing activities                                   (53,612)        607,712
                                                  -------------   -------------
Net increase (decrease) in cash and
   cash equivalents                              $     (40,716)  $      41,930
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

                                 TOTAL                  PAYMENTS DUE IN:
                                 CONTRACTUAL
                                 PAYMENT
 CONTRACTUAL OBLIGATIONS         STREAM      2005      2006      2007      2008
                                 ---------- ------- --------- --------- -------
Long-term debt obligations       $  73,680 $  18,420  $ 18,420 $ 18,420 $ 18,420
Long-term  debt due to  related
parties                            260,100   133,616   126,484        -       -
Operating lease obligations        142,630    50,340    50,340   41,950       -
                                 -----------------------------------------------
Total                            $ 476,410  $202,376  $195,244 $ 60,370 $ 18,420
                                 ========== ===================================

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

                        TOTAL        BUDGETED EXPENSES:
                        BUDGETED
                        EXPENSES     2005        2006         2007       2008
                       ----------   --------    -------     -------    --------
Sales and Marketing    $22,434,746 $ 777,679 $ 3,225,540 $ 6,269,227 $12,162,300
Engineering and
  Production             3,336,055   199,636     519,383     934,756   1,682,280
Executive                  714,108   165,236     174,022     182,809     192,041
Administrative           1,306,812   248,573     329,908     352,242     376,089
                       ------------ ---------- ---------- ----------------------
Total                  $27,791,721$1,391,124 $ 4,248,853 $ 7,739,034 $14,412,710
                       =========================================================

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

Looking Forward.

         Water Machine

For the reasons set forth in Part 1, Item 1 above, we are not currently engaged in the business of manufacturing and selling the Water Machine. When and if we become engaged in this business, we believe that the Water Machines can be manufactured at a cost that will allow their sale to be competitive with bottled water products. Because we are not currently engaged in this business, we cannot predict the impact of this product on our results of operation and financial condition going forward.

   Our Truck Side Mounting Systems, Advertising and Digital Printing Business

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

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officers, directors and key employees and their business experience follows:

Name and Age              Position                                Term

Antonio F. Uccello, III   Chairman/President/Chief Executive January 28, 2002
Age 36                    Officer/Chief Financial Officer       to present

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


SIGN MEDIA SYSTEMS, INC.
(Registrant)

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
June 2, 2005

/s/ Thomas Bachman
Thomas Bachman
Director
June 2, 2005

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
June 2, 2005

EXHIBIT F-1




                            SIGN MEDIA SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                            SIGN MEDIA SYSTEMS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      PAGE(S)

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003            F-2

Consolidated Statements of Operations for the Years Ended
       December 31, 2004 and 2003                                       F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
       for the Years Ended December 31, 2004 and 2003                   F-4

Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2004 and 2003                                       F-5

Notes to Consolidated Financial Statements                              F-6-23

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

                            SIGN MEDIA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                     2004            2003
                                               --------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                   $        6,352   $      47,068
   Accounts receivable, net                           550,578         571,898
   Inventory                                           85,572          38,391
   Prepaid expenses and other assets                    4,000          55,144
                                               --------------  --------------
                 Total current assets                 646,502         712,501

PROPERTY AND EQUIPMENT - Net                          124,555         103,054
                                               --------------  --------------

TOTAL ASSETS                                   $      771,057  $     815,555
                                               ==============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current portion of long-term debt           $      18,420   $      18,420
   Accounts payable and accrued expenses             169,989         152,960
   Current portion of debt - related parties         109,761           4,739
   Liability for stock to be issued                  200,000         324,000
                                               --------------  -------------
               Total current liabilties              498,170         500,119

LONG-TERM DEBT - Net of Current Portion               51,184          69,604

LONG-TERM DEBT - RELATED PARTIES - Net of
   Current Portion                                   107,190         447,404
                                               --------------  -------------

TOTAL LIABILTIES                                     656,544       1,017,127
                                               --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value, 100,000,000
    shares authorized at December 31, 2004
    and 2003 8,460,000 and 8,244,000 issued
    and outstanding at December 31, 2004 and 2003      5,000           5,000
   Additional paid-in capital                        795,139         471,139
   Accumulated deficit                              (685,626)       (677,711)
                                              ---------------  --------------
     Total stockholders' equity (deficit)            114,513        (201,572)
                                              ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                           $      771,057   $     815,555
                                              ===============  ==============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                     2004           2003
                                               -------------   -------------

REVENUE
    Mounting systems - sale and installation    $    776,766   $   699,612
    Printing                                           1,846        74,737
    Advertising                                       83,350             -
                                                ------------   -----------

TOTAL REVENUE                                        861,962       774,349

COST OF GOODS SOLD
    Mounting systems - sale and installation         159,448       103,855
    Printing                                               -        34,768
    Advertising                                       27,000             -
                                                -------------  ------------

TOTAL COSTS OF GOODS SOLD                            186,448       138,623
                                                -------------  ------------

OPERATING EXPENSES
   Professional fees and administrative payroll      233,664       389,540
   General and administrative expenses               325,872       256,225
   Impairment                                              -       450,000
   Depreciation                                       41,640        17,769
                                                -------------  ------------
             Total operating expenses                601,176     1,113,534
                                                -------------  -----------

NET INCOME (LOSS) BEFORE OTHER (EXPENSE)             74,338       (477,808)

OTHER (EXPENSE)
   Intereset expense                                (82,253)       (76,464)
                                                -------------  ------------

                 Total Other (Expense)              (82,253)       (76,464)
                                                -------------  ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (7,915)      (554,272)
   Provision for income taxes                             -              -
                                                -------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES            $    (7,915)   $  (554,272)
                                                =============  ============

NET LOSS PER BASIC AND DILUTED SHARES           $     (0.00)   $     (0.07)
                                                ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               8,406,000      8,031,000
                                                ===========   =============



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

                  Costs of goods sold are separated by components consistent with the revenue categories. Monitoring systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll cost is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company's inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting systems placed on trucks for their advertising. All of these costs are included in costs of goods sold for the years ended December 31, 2004 and 2003.
                                       F-8

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

                                Balance       Charged                  Balance
                              at Beginning  to Costs and              at End of
                               of Period     Expenses      Deductions  Period
                              ------------  -----------   ----------- --------

Year ended December 31, 2004  $         -    $       -    $        -  $      -
                              ------------  -----------   ----------- --------

Year ended December 31, 2003  $         -    $       -    $        -  $      -
                              ------------  -----------   ----------- --------

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2004            2003
                                                      ----------     ---------

                  Net (loss)                          $   (7,915)    $ (554,272)
                                                      ==========     ==========

                  Weighted-average common shares
                     outstanding
                        Bassic                         8.406.000      8,031,000

                  Weighted-average common stock
                     equivalents
                        Stock options                          -              -
                        Warrants                               -              -
                                                      -----------     ---------

                  Weighted-average common shares
                     outstanding
                        Diluted                        8,406,000      8,031,000
                                                       =========      =========

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

NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2004, and 2003:

                                                        2004            2003
                                                      ----------      --------
                  Equipment                           $  71,461       $  36,228
                  Furniture and Fixtures                 57,882          29,974
                  Transportation Equipment               54,621          54,621
                                                      ---------       ---------
                                                        183,964         120,823
                  Less:  accumulated depreciation        59,409          17,769
                                                      ---------       ---------

                  Net Book Value                      $ 124,555       $ 103,054
                                                      =========       =========

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

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at December 31, 2004 under this lease are as follows:

                        2005                            $ 30,000
                        2006                              30,000
                        2007                              27,500
                                                        --------
                                                        $ 87,500
                                                        ========

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

                  Throughout 2002, Sign Media Systems, Inc. and an officer maintained Due To/From accounts to properly reflect the related party transactions. As of December 31, 2004 and 2003, the Company had an outstanding liability in the amount of $12,878 and $4,739 due to the officer. No payment or repayment terms have been established.

                  Interest expense paid to shareholders for the years ended December 31, 2004 and 2003 was $-0-.

                  On September 15, 2004, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 24, 2005. At December 31, 2004 and 2003, the Company was indebted to Go! Agency in the amount of $96,883 and interest expense on this note was $17,439 for the years ending December 31, 2004 and 2003.

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 5-           RELATED PARTY TRANSACTIONS (CONTINUED)

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. At December 31, 2004 and 2003, the Company has a total of $350,521 outstanding pursuant to the loan agreement and the promissory note. Interest expense on this note was $41,194 and $61,007 for the years ending December 31, 2004 and 2003, respectively.


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

                  The following represents maturities over the next five years and in the aggregate:

                  For the years ending December 31:

                        2005                            $ 18,420
                        2006                              18,420
                        2007                              18,420
                        2008                              13,842
                                                        --------
                                                        $ 69,102
                                                        ========

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003



NOTE 7-           PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2004 and 2003:

                                                        2004            2003
                                                      ---------      ---------

                  Deferred tax assets                 $ 188,740      $ 186,603
                  Deferred tax valuation allowance     (188,740)      (186,603)
                                                      ---------      ---------

                  Net deferred tax assets             $       -      $       -
                                                      =========      =========

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

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 10-          PRIOR PERIOD ADJUSTMENTS

                  During the year ended December 31, 2003, the Company has recognized $450,000 of organization expense and $71,000 of professional fees. Accordingly, the accumulated deficit was restated as follows:

                  Accumulated Deficit, December 31, 2003, as
                  previously reported                                ($101,009)

                  Prior Period Adjustments                            (576,702)
                                                                     ---------

                  Accumulated Deficit, December 31, 2003,
                     as restated                                     ($677,711)
                                                                     ===========


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
                                                                    ==========

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS (CONTINUED)

                  March 31, 2003 (Continued)

                  Loss per share, as previously reported               ($.014)

                  Loss per share, as restated                          ($.021)

                  June 30, 2003

                  Accumulated Deficit, June 30, 2003, as
                  previously reported                               ($303,052)

                  Prior Period Adjustments                          (  55,702)
                                                                    ----------

                  Accumulated Deficit, June 30, 2003, as restated   ($358,754)
                                                                    ===========

                  Additional Paid in Capital, June 30, 2003, as
                  previously reported                               $    4,500

                  Prior Period Adjustments                              55,702
                                                                    ----------

                  Additional Paid in Capital, June 30, 2003,
                     as restated                                    $   60,202
                                                                    ==========

                  Net Loss, Six Months Ended June 30, 2003, as
                  previously reported                                ($179,613)

                  Prior Period Adjustments                             (55,702)
                                                                     -----------

                  Net Loss, Six Months Ended June 30, 2003,
                     as restated                                    ($ 235,315)
                                                                     ==========

                  Net Loss, Three Months Ended June 30, 2003, as
                  previously reported                                ($ 71,285)

                  Prior Period Adjustments                                   0
                                                                     ----------

                  Net Loss, Three Months Ended June 30, 2003,
                       as restated                                   ($ 71,285)
                                                                     =========

                  Loss per share, as previously reported - six months   ($.022)

                  Loss per share, as restated - six months              ($.030)

                  Loss per share, as previously reported - three months ($.009)

                  Loss per share, as restated - three months            ($.009)

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS (CONTINUED)

                  September 30, 2003

                  Accumulated Deficit, September 30, 2003, as
                  previously reported                                ($442,299)

                  Prior Period Adjustments                           (  70,702)
                                                                     ----------

                  Accumulated Deficit, September 30, 2003,
                     as restated                                     ($513,001)
                                                                     ==========

                  Additional Paid in Capital, September 30, 2003, as
                  previously reported                                $  4,500

                  Prior Period Adjustments                             70,702
                                                                      --------

                  Additional Paid in Capital, September 30, 2003,
                      as restated                                  $   75,202
                                                                   ==========

                  Net Loss, Nine Months Ended September 30, 2003, as
                  previously reported                               ($318,860)

                  Prior Period Adjustments                            (70,702)
                                                                    -----------

                  Net Loss, Nine Months Ended September 30, 2003,
                  as restated                                      ($ 389,562)
                                                                   ==========

                  Net Loss, Three Months Ended September 30, 2003, as
                  previously reported                               ($139,247)

                  Prior Period Adjustments                            (15,000)
                                                                    ----------

                  Net Loss, Three Months Ended September 30, 2003,
                  as restated                                       ($154,247)
                                                                    =========

                  Loss per share, as previously reported -
                      nine months                                      ($.040)

                  Loss per share, as restated - nine months            ($.049)

                  Loss per share, as previously reported -
                      three months                                     ($.017)

                  Loss per share, as restated - three months           ($.019)