Form 10QSB
period 2005-06-30
SIGN MEDIA SYSTEMS INC
filed 2005-08-23
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to _________________

                           Commission file number  0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                      02-0555904
   --------------------------                    ----------------------------
     (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of June 30, 2005.

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

RESULTS OF OPERATIONS

                                                  Six Months Ended
                                                       June 30

                                                2005                  2004

        Revenue                              $ 511,385             $ 654,484
        Cost of goods sold                      13,396                94,260
                                             ------------        ------------

        Gross profit                           497,989               560,224
                                             ------------        ------------

        Operating and other
           Expenses                            403,511               328,963
                                             ------------        ------------

        Other income                               103                     -
                                             ------------        ------------

        Net income (loss)                     $ 94,581             $ 231,261
                                             ============        ============


        Gross profit margin                         97%                   86%

        Earnings per share
           of common stock                    $  0.011              $  0.028
                                             ============        =============


        Weighted average of
           common shares                     8,460,000             8,256,621
                                             ===========         ============

For the six months ended June 30, 2005, the Company generated $511,385 of revenue, $497,989 of gross profit, $94,581 of net income, and $0.011 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding. .

For the six months ended June 30, 2004, the Company generated $654,484 of revenue, $560,224 of gross profit, $231,261) of net income, and $0.028 of net income per weighted common share based upon a weighted average of 8,256,631 common shares outstanding.

Revenue for the six months ended June 30, 2005, decreased $143,099 from the same period last year. Net income for the six months ended June 30, 2005, decreased $136,680 from the same period last year. Earnings per share for the six months ended June 30,2005, decreased $0.02 from the same period last year.

                                                      Three Months Ended
                                                            June 30

                                                       2005              2004

          Revenue                                   $ 489,114         $ 371,884
          Cost of goods sold                           10,889            39,116
                                                    ----------        ---------

          Gross profit                                478,225           332,768
                                                    ----------        ---------

          Operating and other
             Expenses                                 213,443           148,845
                                                    ----------        ---------

          Other income                                    101                 -
                                                    ----------        ---------

          Net income (loss)                         $ 264,883         $ 183,923
                                                    ==========        =========


          Gross profit margin                             98%                89%

          Earnings per share
            of common stock                         $  0.031           $  0.022
                                                    ==========         ========


          Weighted average of
            common shares                          8,460,000          8,460,000
                                                   ==========         =========

For the three months ended June 30, 2005, the Company generated $489,114 of revenue, $478,225 of gross profit, $264,883 of net income, and $0.031 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding. .

For the three months ended June 30, 2004, the Company generated $371,884 of revenue, $332,768 of gross profit, $183,923 of net income, and $0.022 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

Revenue for the three months ended June 30, 2005, increased $117,230 from the same period last year. Net income for the three months ended June 30, 2005, increased $80,960 from the same period last year. Earnings per share for the three months ended June 30,2005, increased $0.03 from the same period last year.

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

The Company's revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of digital printing, and sales of third party advertising utilizing the mobile billboard mounting systems. During the six months ended June 30, 2005, $496,904. or 97% of the Company's revenue came from the sale of its mobile billboard mounting systems, $0.00 or 00% of the Company's revenue came from the sale of third party advertising and $15,281.00 or 3% of the Company's revenue came from the sale of digital printing.

A material part of the Company's business is currently dependent upon one key customer, Advanced Advertising Network, LLC of Lake Mary, Florida. During the six months ended June 30, 2005, the Company's sales to this customer were approximately $485,816 or 95% of all sales. During the three months ended June 30, 2005, the Company's sales to this customer were approximately $459,768 or 94% of all sales. The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base. Advanced Advertising Network, LLC is not a related party.

For the six months ended June 30, 2005, the Company attributes the decreases in revenue, net income and earnings per share to seasonal decreases in sales and increases in operating expenses due to the continued expansion of the Company's sales and marketing division. The Company's primary emphases is to expand sales nation wide and to also expand into Latin America by acquiring independent dealers.

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

The Company filed no Forms 8K for the quarter ended June 30, 2005.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIGN MEDIA SYSTEMS, INC.
                                  (Registrant)

Date August 22, 2005              /S/Antonio F. Uccello, III
     ---------------              -----------------------------
                                 Antonio F. Uccello, III
                                 Chief Executive Officer
                                 Chairman of the Board

EXHIBIT ONE













                          SIGN MEDIA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             JUNE 30, 2005 AND 2004

                            SIGN MEDIA SYSTEMS, INC.


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2005

Condensed Consolidated Statements of Income for the
   Six and Three Months Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements

                            SIGN MEDIA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                  $        13,705
   Accounts receivable                                                  8,929
   Inventory                                                           78,036
                                                              ---------------

                               Total current assets                   100,670
                                                              ---------------

PROPERTY AND EQUIPMENT - Net                                          186,527
                                                              ---------------

OTHER ASSETS
   Due from related parties                                         1,200,000
                                                              ---------------

                              Total other assets                    1,200,000
                                                              ---------------

TOTAL ASSETS                                                    $   1,487,197
                                                              ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Deferred revenue                                             $     250,000
   Liability for stock to be issued                                   224,900
   Accounts payable and accrued expenses                              222,823
   Due to related parties                                              19,985
   Current portion of long-term debt                                    9,211
                                                                -------------

                              Total current liabilities               726,919

Long-term debt - net of current portion                                51,184
                                                                -------------

TOTAL LIABILITIES                                               $     778,103
                                                                -------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000 shares
      authorized at June 30, 2005 and 8,460,000 shares
      issued and outstanding at June 30, 2005                   $       5,000
   Additional paid-in capital                                       1,171,700
   Accumulated deficit                                               (467,606)
                                                                -------------
                              Total stockholders' equity              709,094
                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   1,487,197
                                                                =============




                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                    SIX MONTHS ENDED        THREE MONTHS ENDED
                              June 30,        June 30,    June 30,     June 30,
                                2005           2004        2005          2004
                             -------------------------------------------------

REVENUE                      $   511,385  $   654,484   $  489,114   $ 371,884

COST OF GOODS SOLD                13,396       94,260       10,889      39,116
                             -------------------------------------------------

GROSS PROFIT                     497,989      560,224      478,225     332,768
                             -------------------------------------------------

OPERATING EXPENSES
    Professional fees             33,854       28,021       13,244       6,664
    General and administrative
       expenses                  343,798      249,095      186,534      94,926
    Depreciation                  24,941       16,715       13,050      12,215
                             -------------------------------------------------
     Total operating expenses    402,593      293,831      212,828     113,805
                             -------------------------------------------------

NET INCOME BEFORE OTHER
   INCOME (EXPENSE)               95,396      266,393      265,397     218,963

OTHER INCOME (EXPENSE)
    Other income                     103           -           101           -
    Interest expense                (918)    (35,132)         (615)    (35,040)
                             -------------------------------------------------
 Total Other Income (Expense)       (815)    (35,132)         (514)    (35,040)
                             -------------------------------------------------

NET INCOME BEFORE PROVISION
   FOR INCOME TAXES               94,581     231,261       264,883     183,923
   Provision for income taxes          -           -             -           -
                             -------------------------------------------------

NET INCOME APPLICABLE TO
   COMMON SHARES             $    94,581   $ 231,261    $  264,883  $  183,923
                             =================================================

NET INCOME PER BASIC AND
   DILUTED SHARES                  0.011       0.028         0.031       0.022
                             =================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING   8,460,000   8,256,631     8,460,000   8,460,000
                             =================================================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                     2005           2004
                                             ---------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $        94,581      $  231,261
                                             -------------------------------
  Adjustments to reconcile net income
     to net cash provided by operating
     activities

        Depreciation                                  24,941          16,715

Changes in assets and liabilities:
   (Increase) in accounts receivable                 541,649        (235,582)
   (Increase) decrease in allowance
       for doubtful accounts                         500,000               -
   (Increase) decrease in inventory                    7,536           2,850
   Decrease in prepaid expenses and
      other current assets                             4,000          39,666
   (Increase) in miscellaneous receivable                  -          (4,000)
   Increase in accounts payable and
      accrued expenses                                52,834          17,248
   Increase in deferred revenue                      250,000               -
                                             -------------------------------
          Total adjustments                        1,380,960        (163,103)
                                             -------------------------------

    Net cash provided by operating activities      1,475,541          68,158
                                             -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment             (86,913)        (47,230)
                                             -------------------------------

    Net cash (used in) investing activities          (86,913)        (47,230)
                                             -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in liability for stock to be issued       24,900               -
   Payments on long-term debt                         (9,209)        (52,089)
   Payments on debt - related parties             (1,396,966)       (183,142)
   Contribution of additional paid-in capital              -         200,000
                                             -------------------------------

    Net cash (used in) financing activities       (1,381,275)        (35,231)
                                             -------------------------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    7,353         (14,303)

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                           6,352          47,068
                                             -------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD    $        13,705      $   32,765
                                             ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.  $             -      $   35,132
                                             ===============================

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

  Conversion of liability to common stock    $             -      $  324,000
                                             ===============================

                     The accompanying notes are an integral
           part of these condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of GO! Agency, LLC, a Florida limited liability company ("Go Agency"), a company formed on June 20, 2000, as E Signs Plus.com, LLC, a Florida limited liability company. In this exchange, the Company assumed some debt of GO! Agency and the exchange qualified as a tax-free exchange under IRC Section
                  351. The net assets received were valued at historical cost. The net assets of Go Agency that were exchanged for the shares of stock were as follows:

                                Accounts receivable             $   30,668
                                Fixed assets, net of depreciation  112,214
                                Other assets                        85,264
                                Accounts payable                   (29,242)
                                Notes payable                      (27,338)
                                Other payables                    (115,864)
                                                                 ---------

                                Totals                            $ 55,702
                                                                  ========

                  Go Agency was formed to pursue third party truck advertising. The principal of Go Agency invested approximately $857,000 in Go Agency pursuing this business. It became apparent that a more advanced truck side mounting system would be required and that third party truck side advertising alone would not sustain an ongoing profitable business. Go Agency determined to develop a technologically advanced mounting system and focused on a different business plan. Go Agency pre-exchange transaction was a company under common control of the major shareholder of SMS. Post-exchange transactions have not differed. Go Agency still continues to operate and is still under common control.

                  Go Agency and the Company developed a new and unique truck side mounting system, which utilizes a proprietary cam lever technology, which allows an advertising image to be stretched tight as a drum. Following the exchange, the Company had 7,960,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting systems. The cam lever technology is considered an intangible asset and has not been recorded as an asset on the Company's consolidated balance sheet. This asset was not recoded due to the fact that there was no historic recorded value on the books of Go Agency for this asset.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  On November 17, 2003, the Company entered into a merger agreement by and among American Powerhouse, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Signs Media Systems, Inc. Pursuant to the merger agreement, Signs Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation. Some time prior to the merger, American Powerhouse had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. However, American Powerhouse was not engaged in the business of manufacturing and distributing the water machine but was engaged in the licensing of that right to others. Prior to the merger, American Powerhouse granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of this merger. As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Powerhouse, 100,000 shares in the year ending December 31, 2002, and 200,000 shares in the year ending December 31, 2004. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $400,000 and subsequently impaired the entire amount.



NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company's inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the six months ended June 30, 2005 and 2004.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

                  Furniture and fixtures                               5 years
                  Equipment                                            5 years
                  Trucks                                               5 years

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,800 and $3,020 for the six months ended June 30, 2005 and 2004, respectively

                  Fair Value of Financial Instruments

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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Earnings per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                               2005      2004
                                                              ------    ------
                  Weighted-average common stock equivalents
                        Stock options                             -         -
                        Warrants                                  -         -
                                                             --------  -------
                  Weighted-average common shares outstanding
                        Diluted                             8,460,000 8,256,631
                                                            ========= =========

NOTE 3-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at June 30, 2005 and 2004:

                                                              2005      2004
                                                            --------   -------
                  Equipment                                 $ 104,234 $ 71,634
                  Furniture and Fixtures                      112,022   41,798
                  Transportation Equipment                     54,621   54,621
                                                            ---------  -------
                                                              270,877  167,053
                  Less: accumulated depreciation               84,350   34,484
                                                            ---------  -------

                  Net Book Value                            $ 186,527 $133,569
                                                            ========= ========

                  Depreciation expense for the six months ended June 30, 2005 and 2004 was $24,941 and $16,715, respectively.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 4-           COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at June 30, 2005 under this lease are as follows:

                                2005                            $  30,000
                                2006                               30,000
                                2007                               15,000
                                                                ---------
                                                                $  75,000
                                                                =========

                  Rent expense for the six months ended June 30, 2005 and 2004 was $16,050, and $19,086, respectively.

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

                  On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of June 30, 2005 there was $0 due to Olympus. Other due to related party advances were $19,985. Due from related parties totaled $19,985 at June 30, 2005.

                  On June 28, 2005, the Company loaned to Olympus Leasing Company, a related party, $1,200,000. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum, interest only payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010.

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 6-  LONG-TERM DEBT

                  Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2003, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.


NOTE 7-  PROVISION FOR INCOME TAXES

                  The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at June 30, 2005:

                  Deferred tax assets                           $  140,000
                  Deferred tax valuation allowance                (140,000)
                                                                ----------

                                                                $        -
                                                                ==========

                  Due to the uncertainty of utilizing the entire $467,606 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The Company will utilize its net operating losses to offset any Federal Income Tax due.

NOTE 8-           STOCKHOLDERS' EQUITY

                  As of June 30, 2005 and 2004, there were 100,000,000 shares of common stock authorized.

                  As of June 30, 2005 and 2004, there were 8,460,000 shares of common stock issued and outstanding.

                  During the six months ended June 30, 2005 the Company did not have any stock transactions.



NOTE 9-           LIABILITY FOR STOCK TO BE ISSUED

                  At June 30, 2005, the Company has recorded $224,900 for common stock to be issued at a later date. Upon the issuance of the common stock the liability will be removed.