Form 10QSB/A
period 2004-03-31
SIGN MEDIA SYSTEMS INC
filed 2005-09-12
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               (Second Amendment)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________________ to ________________
                           Commission file number  0-50742

                            SIGN MEDIA SYSTEMS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                 02-0555904
     --------------------------------              ------------------
     (State or other jurisdiction                         (IRS)
    of incorporation or organization)          Employer Identification No.)

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

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One and incorporated herein by reference. The Company restated its December 31, 2004 financial statements due to the fact that during the three months ended March 31, 2004, the Company issued 216,000 shares of common stock in conversion of a liability for stock to be issued. This conversion had no effect on any income or expenses for the three months ended March 31, 2004. Income was not effected in 2004 for the 2003 changes. Net income remained at $47,338 and EPS at $.006. See Note 9 of the Consolidated Financial Statements attached hereto.


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

RESULTS OF CONTINUING OPERATIONS

                                                   Three Months Ended
                                                         March 31

                                                  2004                  2003
                                                (restated)

   Revenue                                     $  282,600             $  15,751
   Cost of goods sold                              55,144                15,628
                                           --------------------- --------------

   Gross profit                                   227,456                   123
   Operating and
      other expense                               180,118               164,153
                                           --------------------- --------------

   Income (loss) from
      continuing operations                     $  47,338            $ (164,030)
                                           ===================== ==============

   Gross profit margin                                80%                    1%

   Earnings per share
      of common stock                           $  0.006             $  (0.021)
                                           ===================== ==============

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

Date September 9, 2005      /s/Antonio F. Uccello, III
     -----------------      -----------------------------
                            Antonio F. Uccello, III
                            Chief Executive Officer
                            Chairman of the Board

                                   EXHIBIT F-1














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

Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2004      F-1

Condensed Consolidated Statements of Income (Operations) for the
   Three Months Ended March 31, 2004 and 2003 (Unaudited)                  F-2

Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended March 31, 2004 and 2003 (Unaudited)                        F-3

Notes to Condensed Consolidated Financial Statements                    F-4-11

                            SIGN MEDIA SYSTEMS, INC.
                            CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2004

                                     ASSETS
                                                                 (RESTATED)
CURRENT ASSETS
  Cash and cash equivalents                          $             149,559

  Accounts receivable                                              546,949

  Inventory                                                        46,674
                                                     ------------------------


    Total Current Assets                                          743,182
                                                     ------------------------


PROPERTY AND EQUIPMENT - Net                                      111,251
                                                     ------------------------

TOTAL ASSETS                                         $            854,433
                                                     ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Current Portion of long-term debt                  $              17,940

  Accounts payable and accrued expenses                            168,340

  Due to related parties                                           109,761
                                                     ------------------------


      Total Current Liabilities                                    296,041
                                                     ------------------------


LONG-TERM DEBT - Net of Current Portion                             20,682


DUE TO RELATED PARTIES                                             367,944

                                                     ------------------------

TOTAL LIABILITIES                                    $             684,667

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value, 100,000,000
    shares authorized at March 31, 2004 and
    8,460,000 issued and outstanding
   at March 31, 2004.                                                5,000

  Additional paid-in capital                                       671,700

  Accumulated deficit                                             (506,934)
                                                     ------------------------


      Total Stockholders' Equity                                   165,766
                                                     ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $             854,433
                                                     ========================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                   CONDENSED STATEMENTS OF INCOME (OPERATIONS)
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)



                                              2004                     2003
                                                                     (restated)
                                         ----------------      ----------------

REVENUE - NET OF DISCOUNTS              $       282,600        $      15,751


COST OF GOODS SOLD                               55,144               15,628
                                        ----------------       --------------

GROSS PROFIT                                    227,456                  123
                                        ----------------       --------------

OPERATING EXPENSES

   Professional fees                             21,357               63,202

   General and administrative expenses          154,169               93,461

   Depreciation                                   4,500                2,363
                                        ----------------       ---------------

       Total Operating Expenses                 180,026              159,026
                                        ----------------       ---------------


NET INCOME (LOSS) BEFORE OTHER (EXPENSE)         47,430             (158,903)

OTHER (EXPENSE)

   Interest expense                                 (92)              (5,127)
                                        ----------------       ---------------

       Total Other (Expense)                        (92)              (5,127)
                                        ----------------       ----------------

NET INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                          $       47,338        $     (164,030)
   Provision for income taxes                         -                     -
                                        ----------------       --------------

NET INCOME (LOSS) APPLICABLE TO
   COMMON SHARES                         $       47,338        $     (164,030)
                                        ================       ===============

NET INCOME (LOSS) PER BASIC AND
   DILUTED SHARES                        $        0.006        $       (0.021)
                                         ===============       ===============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         8,222,222             8,000,000
                                         ===============       ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                        2004         2003
                                                  --------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                              $      47,338   $  (164,030)
                                                  -------------   -----------
   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities

      Depreciation                                        4,500         2,363

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable          24,949        (8,574)

     (Increase) in inventory                             (8,283)         (425)

     Decrease in prepaid expenses and other assets       55,144             -

     Increase in accounts payable and accrued expenses   15,380        16,685

     Assets received for stock                                -        55,702
                                                   --------------   ----------
     Total adjustments                                   91,690        65,751
                                                   --------------   ----------

     Net cash provided by (used in)
        operating activities                            139,028       (98,279)
                                                   --------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of property and equipment               (12,697)      (56,444)
                                                   --------------   ----------

      Net cash (used in) investing activities           (12,697)      (56,444)
                                                   --------------   ----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds (payments) from long-term debt,
      net of current portion                            (49,402)       13,702
    Payments to officers/stockholders                         -        (5,889)
    Proceeds (payments) to related parties               25,552       112,154
    Contribution of additional paid in capital                -        29,937
                                                   -------------   -----------

Net cash provided by (used in) financing activities     (23,850)      149,904
                                                   -------------   -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                           102,491        (4,819)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  47,068         5,138
                                                   -------------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $    149,559    $      319
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

                  On November 17, 2003, the Company entered into a merger agreement by and among American Powerhouse, Inc., a Delaware corporation and its wholly owned
                                                                 F-5

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

NOTE 9-           PRIOR PERIOD ADJUSTMENT

                  During the three months ended March 31, 2004, the Company issued 216,000 shares of common stock in conversion of a liability for stock to be issued. This conversion had no effect on any income or expenses for the three months ended March 31, 2004. Income was not effected in 2004 for the 2003 changes. Net income remained at $47,338 and EPS at $.006.

                  Deficit, restated at December 31, 2003             ($554,272)

                  Net income for the three months ended
                      March 31, 2004                                   $47,338
                                                                    ----------

                  Deficit, March 31, 2004, restated                  ($506,934)
                                                                    ==========
                                      F-11