Form 10QSB/A
period 2004-06-30
SIGN MEDIA SYSTEMS INC
filed 2005-09-12
CIK 1277859

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

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One and is incorporated herein by reference. The Company restated its December 31, 2003 financial statements by $55,702 due to an increase of professional fees. Therefore, the June 30, 2004 deficit has been restated. The net income for the six months ended June 30, 2004 did not change as it remained at $231,261. See Note 9 of the Consolidated Financial Statements attached hereto.

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

RESULTS OF OPERATIONS

                                                      Six Months Ended
                                                          June 30

                                                  2004                  2003
                                                                     (restated)

   Revenue                                      $ 654,484             $ 103,968
   Cost of goods sold                              94,260                33,424
                                                ----------           ----------

   Gross profit                                   560,224                70,544
                                                ----------           ----------

   Operating and other expenses                   328,963               305,859
                                                ----------           ----------

   Net income (loss)                            $ 231,261           $ (235,315)
                                                ==========          ==========

   Gross profit margin                                86%                    1%

   Earnings per share of common stock           $  0.028             $ (0.030)
                                                ==========          ==========

   Weighted average of common shares           8,256,631             7,960,000
                                               ===========          ==========

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

                                                      Three Months Ended
                                                            June 30

                                                2004                  2003
                                                                   (restated)

   Revenue                                      $ 371,884              $ 88,217
   Cost of goods sold                              39,116                17,796
                                                -------------------------------

   Gross profit                                   332,768                70,421
                                                -------------------------------

   Operating and other expenses                   148,845               197,408
                                                -------------------------------

   Net income (loss)                             $183,923            $(126,987)
                                                ===============================

   Gross profit margin                                89%                   80%

   Earnings per share of common stock          $   0.022             $  (0.016)
                                               ================================

   Weighted average of common shares           8,460,000             8,000,000
                                               ================================

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

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
-------------------------------------------------------
   F-1       SIGN MEDIA SYSTEMS, INC.
                FINANCIAL STATEMENTS

The Company filed no Forms 8K for the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SIGN MEDIA SYSTEMS, INC.
                                (Registrant)

Date September9, 2005           /s/Antonio F. Uccello, III
     ----------------           -----------------------------
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
                                                         ----------------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 100,000,000
      shares authorized at June 30, 2004
      and 8,460,000 shares issued and outstanding
      at June 30, 2004                                             5,000
   Additional paid-in capital                                    671,700
   Accumulated deficit                                          (323,011)
                                                         ---------------
              Total stockholders' equity                         353,689
                                                         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     1,028,833
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

                            SIGN MEDIA SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 9-           PRIOR PERIOD ADJUSTMENT

                  The Company restated its December 31, 2003 deficit by $55,702 due to an increase of professional fees. Therefore, the June 30, 2004 deficit has been restated. The net income for the six months ended June 30, 2004 did not change as it remained at $231,261.

                  Deficit, restated at December 31, 2003             ($554,272)

                  Net income for the six months ended
                      June 30, 2004                                   $231,261
                                                                     ---------

                  Deficit, June 30, 2004, restated                   ($323,011)
                                                                     ==========