Form 10KSB/A
period 2004-12-31
SIGN MEDIA SYSTEMS INC
filed 2005-09-12
CIK 1277859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Second Amendment)
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated by reference: Exhibits 3.1, 3.2, 4.1, 14.1, and 21.1 from the Issuer's Form 10-SB filed as of May 4, 2004. Exhibits 10.1, 10.2, 10.3, and
10.4 from the Issuer's Form 10-SB/A Third Amendment filed as of February 9, 2005. Exhibits 10.5, and 10.6, from the Issuer's Form 10-SB/A Fourth Amendment filed as of April 1, 2005. Exhibit 16.4 form the Issuer's Form 10-SB/A Sixth Amendment filed as of ???, 2005.

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

Date                            Name         Number of Shares      Consideration
January 28, 2002     Antonio F. Uccello, III        1,000               $5,000
January 1, 2003      GO! Agency, LLC            7,959,000                  (1)
June 1, 2003         Stephen. MacNamara            30,000                $4,500
September 30, 2003   Nelson J. Martin              10,000       Services-$15,000
                     Abraham Uccello,
                     Trustee of the
                     Candlelight Non-
October 8, 2003      Grantor Trust                 10,000              $15,000
October 31, 2003     Henry Eldon Sinsel            10,000              $15,000
November 11, 2003    Raimo Vitikainen              20,000(1)           $30,000
November 12, 2003    William J. Hone               40,000              $60,000
November 14, 2003    Salvatore Uccello, Jr.        10,000       Services-$15,000
November 17, 2003    Lynda Melnick                 20,000              $30,000
                     American Powerhouse,
November 17, 2003    Inc.                         300,000                 (2)
November 20, 2003    Roger P. Nelson               20,000              $30,000
November 24, 2003    Christopher Stender           10,000       Services-$15,000
December 8, 2003     Jerry Hanson                  10,000       Services-$15.000
December 8, 2003     Marcus Faller                 10,000       Services-$15,000
                     Thomas F. Pepin
April 3, 2004        Limited Partnership           66,667             $100,000
May 5, 2004          Roger P. Nelson               66,667             $100,000
                                       ------------------------ ---------------

Total                                           8,593,334(3)          $404,500
                                       ======================== ===============

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

              Summary Selected Statements of Profits and Losses and Financial Data which is Derived From Our Audited Financial Statements

                                            2004                         2003


Revenue                             $ 1,361,962                      $ 774,349
Cost of Goods Sold                    $ 186,448                      $ 201,850
Gross Profit                        $ 1,175,514                      $ 572,449
Operating Expenses                  $ 1,183,429                     $1,126,771


Net Loss                              $  (7,915)                     $(554,272)
Net Loss Per Common Share             $  (0.001)                     $  (0.069)
Weighted Average Shares
   Outstanding                        8,406,000                      8,050,083
Assets                                $ 771,057                      $ 815,555
Liabilities                           $ 656,544                    $ 1,017,127
Stockholders' Equity (Deficit)        $ 114,513                    $  (201,572)

Results of Operations.

         Revenue and Expenses.

For the year ended December 31, 2004, we had total revenue of $1,361,962, gross profit of $1,175,514, a net loss of $(7,915) and a net loss per common share of $(0.001) based on a weighted average of 8,406,000 common shares outstanding.

For the year ended December 31, 2003, we had revenue of $774,349, a net loss of $(554,272) and a net loss per common share of $(0.069) based upon a weighted average of 8,050,083 common shares outstanding.

Our revenue for both periods was generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck side advertising. During the year ended December 31, 2004 we generated $776,766 or 87% of our revenue from the sale of our mobile billboard mounting systems, $1,846 or 2% of our revenue from the printing of digital graphics and $83,350 or 11% of our revenue from truck side advertising. During the year ended December 31, 2003, we generated $696,914 or 90% of our revenue from the sale of our mobile billboard mounting systems, $77,435 or 10% of our revenue from the printing of digital graphics and nothing from truck side advertising.

During the years ended December 31, 2004, 2003, a material part of our business was dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90% of revenue. During the year ended December 31, 2003, our sales to this customer were approximately $624,874 or 80.7% of all sales. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base.

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

The increase of $96,647 in general and administrative expenses for the year ended December 31, 2004, from the previous period is primarily due to increased costs of soliciting customers through phone solicitation, increased advertising costs and increased health insurance costs.

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

         Working Capital.

The following table sets forth a summary of our working capital.

AT DECEMBER 31:                                      2004            2003
------------------------------------------- --------------- ---------------

Current assets                                $      646,502  $      712,501
Current liabilities                                  498,170         500,119
                                              --------------- ---------------

Working capital                               $      148,334  $      212,382
                                              =============== ===============
Current ratio                                           1.30            1.42

Our current assets for the year ended December 31, 2004, decreased $65,999 from the previous period primarily due to utilization of prepaid expenses and cash to pay interest and principal on related party debt.

         Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003:                      2004              2003
--------------------------------------------------------- ---------------------
Net cash provided by/(used in):
Operating activities                        $    76,036  $           (467,908)
Investing activities                            (63,141)               (8,609)
Financing activities                            (53,612)              518,447
                                             -----------  --------------------
Net increase (decrease) in cash
and cash equivalents                        $   (40,716) $             41,930
                                             ============ =====================

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

         Assets and Debt.

Our current assets are summarized in the table below.

AT DECEMBER 31:                                        2004            2003
---------------------------------------------- --------------- ---------------

Current assets                                 $      646,502  $      712,501


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

Accounts receivable aging for the year ended December 31, 2004 are summarized in the table below.

AT DECEMBER 31, 2004:
           1-30          31-60         61-90        > 90               TOTAL
         ----------    ----------    ---------    ------------    -------------

TOTALS   $7,781        $5,046             -        $537,751           $550,578
         ==========    ==========    =========    ============    =============

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

Accounts receivable aging for the year ended December 31, 2003 are summarized in the table below.

AT DECEMBER 31, 2003:
             1-30          31-60           61-90        > 90          TOTAL
          ----------    ------------    ---------    ----------    -------------

TOTALS     $7,727        $561,874            -         $2,297        $571,898
                                                                    -
          ==========    ============    =========    ==========    =============

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

Our debt owed to related parties is summarized in the table below.

AT DECEMBER 31:                                      2004            2003
---------------------------------------------- --------------- ---------------

Current debt due to related parties            $      109,761  $        4,739
Long-term debt due to related parties                 107,190         447,404
                                               -------------   -------------

Total debt due to related parties              $      216,951  $      452,143
                                               ==============  ==============

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

Our debt owed to unrelated parties is summarized in the table below.

AT DECEMBER 31:                                  2004            2003
------------------------------------------- --------------- ---------------

Current portion of long term debt               $       18,420  $       18,420
Long-term debt                                          51,184          69,604
                                                 -------------   -------------

Total debt due to unrelated parties             $       69,604  $       88,024
                                                ==============  ==============

Our total debt is summarized in the table below.

AT DECEMBER 31:                                         2004            2003
----------------------------------------------  -------------- ---------------

Current portion of debt due to related parties    $     109,761  $        4,739
Long-term debt due to related parties                   107,190         447,404
Current portion of long term debt                        18,420          18,420
Long-term debt                                           51,184          69,604
                                                  -------------   -------------

Total Debt                                        $     286,555  $      539,967
                                                  =============   =============

Our additional paid-in capital is summarized in the table below.

AT DECEMBER 31:                                         2004            2003
---------------------------------------------- ------------------- ------------

Additional paid-in capital                  $            671,700 $    471,139
                                             =================== ============

Additional paid-in capital increased compared to the preceding period because of two reasons: (1) we sold 133,334 shares of common stock at $1.50 per share for a total of $200,000, and (2) in the year ended December 31, 2004, we satisfied the liability for stock to be issued reported for the year ended December 31, 2003.

Our stockholders' equity (deficit) is summarized in the table below.

AT DECEMBER 31:                                        2004            2003
---------------------------------------------  -------------- ---------------
Stockholders' equity (deficit)                 $        114,513 $     (201,572)

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

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:        2004              2003
-------------------------------------------------------------------------------
Net cash provided by/(used in):
Operating activities                         $    76,037  $           (467,908)
Investing activities                             (63,141)               (8,609)
Financing activities                             (53,612)              518,447
                                              -----------  --------------------
Net increase (decrease) in cash and
  cash equivalents                           $   (40,716) $             41,930
                                             ============ =====================

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

                                 TOTAL                  PAYMENTS DUE IN:
                                 CONTRACTUAL
                                 PAYMENT
CONTRACTUAL OBLIGATIONS          STREAM     2005     2006      2007      2008
                                 --------------------------------------------
Long-term debt obligations       $ 73,680 $ 18,420 $ 18,420 $ 18,420 $  18,420
Long-term  debt due to  related
parties                           260,100  133,616  126,484        -         -
Operating lease obligations       142,630   50,340   50,340   41,950         -
                                 -----------------------------------------------

Total                            $476,410 $202,376 $195,244 $ 60,370 $  18,420
                                   ============================================

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

                      TOTAL                  BUDGETED EXPENSES:
                      BUDGETED
                      EXPENSES      2005       2006       2007       2008
                      --------------------------------------------------------
Sales and Marketing $ 22,434,746 $  777,679 $ 3,225,540 $ 6,269,227 $ 12,162,300
Engineering and
   Production          3,336,055    199,636     519,383     934,756    1,682,280
Executive                714,108    165,236     174,022     182,809      192,041
Administrative         1,306,812    248,573     329,908     352,242      376,089
                    ------------------------------------------------------------

Total               $ 27,791,721 $1,391,124  $4,248,853 $ 7,739,034 $ 14,412,710
                    ===========================================================

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

                           Summary Compensation Table
                                                         LongTerm
                            Annual Compensation         Compensation

                                                                        All
                                                     Other              Other
Name and Principal                                   Annual      Stock  Compens-
Position                 Year    Salary $ Bonus $ Compensation $ Grants ation(1)



Antonio F. Uccello, III
Chief Financial
Officer                  2004   125,000     0          0           0      9,911
Andrei A. Troubeeg
Vice President,
Engineering              2004    40,000     0          0           0      9,607
Charles A. Pearson, III
Vice President
Sales and Marketing      2004    40,000     0          0           0      2,706

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

                               SECURITY OWNERSHIP
                          OF CERTAIN BENEFICIAL OWNERS

                                              Amount and Nature
                    Name and Address         Of Beneficial Owner    Percent of
Title of Class     Of Beneficial Owner                              of Class
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

10.6 Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1 Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4 Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September ??, 2005.

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


SIGN MEDIA SYSTEMS, INC.
(Registrant)

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
September 9, 2005


/s/ Thomas Bachman
Thomas Bachman
Director
September 9, 2005

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
September 9, 2005

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


BAGELL, JOSEPHS & COMPANY, LLC
BAGELL, JOSEPHS & COMPANY, LLC
Certified Public Accountants
Gibbsboro, New Jersey

March 11, 2005





         MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                          PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                            SIGN MEDIA SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS

                                                     2004            2003
                                               --------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                   $        6,352   $      47,068
   Accounts receivable, net                           550,578         571,898
   Inventory                                           85,572          38,391
   Prepaid expenses and other assets                    4,000          55,144
                                               --------------  --------------
                 Total current assets                 646,502         712,501

PROPERTY AND EQUIPMENT - Net                          124,555         103,054
                                               --------------  --------------

TOTAL ASSETS                                   $      771,057  $     815,555
                                               ==============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current portion of long-term debt           $      18,420   $      18,420
   Accounts payable and accrued expenses             169,989         152,960
   Current portion of debt - related parties         109,761           4,739
   Liability for stock to be issued                  200,000         324,000
                                               --------------  -------------
               Total current liabilties              498,170         500,119

LONG-TERM DEBT - Net of Current Portion               51,184          69,604

LONG-TERM DEBT - RELATED PARTIES - Net of
   Current Portion                                   107,190         447,404
                                               --------------  -------------

TOTAL LIABILTIES                                     656,544       1,017,127
                                               --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value, 100,000,000
    shares authorized at December 31, 2004
    and 2003 8,460,000 and 8,244,000 issued
    and outstanding at December 31, 2004 and 2003      5,000           5,000
   Additional paid-in capital                        671,700         347,700
   Accumulated deficit                              (562,187)       (554,272)
                                              ---------------  --------------
     Total stockholders' equity (deficit)            114,513        (201,572)
                                              ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                           $      771,057   $     815,555
                                              ===============  ==============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            SIGN MEDIA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                     2004           2003
                                               -------------   -------------

REVENUE
    Mounting systems - sale and installation    $  1,276,766   $   699,612
    Printing                                           1,846        74,737
    Advertising                                       83,350             -
                                                ------------   -----------

TOTAL REVENUE                                      1,361,962       774,349

COST OF GOODS SOLD
    Mounting systems - sale and installation         159,448       103,855
    Printing                                               -        34,768
    Advertising                                       27,000             -
                                                -------------  ------------

TOTAL COSTS OF GOODS SOLD                            186,448       138,623
                                                -------------  ------------
GROSS PROFIT                                       1,175,514       572,499

OPERATING EXPENSES
   Professional fees and administrative payroll      233,664       326,313
   General and administrative expenses               325,872       256,225
   Bad debt expense                                  500,000             -
   Impairment                                              -       450,000
   Interest expense                                   82,253        76,464
   Depreciation                                       41,640        17,769
                                                -------------  ------------
             Total operating expenses              1,183,429     1,126,771
                                                -------------  -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (7,915)     (554,272)
   Provision for income taxes                             -              -
                                                -------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES            $     (7,915)  $  (554,272)
                                                =============  ============

NET LOSS PER BASIC AND DILUTED SHARES           $    (0.001)   $    (0.069)
                                                ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               8,406,000      8,050,083
                                                ===========   =============



   The accompanying notes are an integral part of the consolidated financial statements.

                             SIGN MEDIA SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                              Additional
                              Common Stock      Paid-In  Accumulated
                             Shares  Amount     Capital    Deficit     Total
                             ------  --------   --------  ---------- --------

Balance, December 31, 2002   1,000   $  5,000   $    -   $ (123,439) $ (118,439)

Reclassification of deficit
upon termination of S status                    (123,439)   123,439

Contributed Capital, Officer     -          -     29,937          -      29,937

Issunace of shares in
exchange for net assets
of Go Agency             7,959,000          -     55,702          -      55,702

Issuance of common stock
in exchange for cash       134,000          -    160,500          -     160,500

Issuance of common stock
in connection with the
merger of SMA              100,000          -    150,000          -     150,000

Issuance of common stock
in exchange for services    50,000          -     75,000          -      75,000

Net (loss) for the year          -          -          -    (554,272)  (554,272)
                         ------------------------------------------------------

Balance, December 31,
2003                     8,244,000 #    5,000  $ 347,700  $ (554,272)  (201,572)

Issuance of common stock
in connection with the
merger of SMA              200,000          -    300,000           -    300,000

Issuance of common stock
in exchange for cash        16,000          -     24,000           -     24,000

Net (loss) for the year          -          -          -      (7,915)    (7,915)
                        -------------------------------------------------------

Balance, December 31,
2004                     8,460,000 $    5,000  $ 671,700  $ (562,187) $ 114,513
                       ========================================================

                            SIGN MEDIA SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                   (Restated)
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
                                                   ----------------------------

Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:
   Depreciation                                          41,640         17,769
   Impairment                                                 -        450,000
   Common stock issued for services                           -         75,000

Changes in assets and liabilities:
   (Increase) decrease in accounts receivable            21,320       (539,935)
   (Increase) in inventory                              (47,181)       (30,126)
   (Increase) decrease in prepaid expenses
       and other current assets                          51,144        (55,144)
   Increase in accounts payable and accrued expenses     17,029         83,536
                                                    ---------------------------
          Total adjustments                              83,952         86,364
                                                    ---------------------------

  Net cash provided by (used in) operating activitie     76,037       (467,908)
                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                (63,141)        (8,609)
                                                   ----------------------------
          Net cash (used in) investing activities       (63,141)        (8,609)
                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in liability for stock to be issued               -         24,000
   Proceeds from long-term debt                         (18,420)        65,283
   Net proceeds from debt - related parties            (235,192)       350,521
   Payments on long-term debt                                 -         (4,597)
   Payments on debt - related party                           -        (77,260)
   Common stock issuance                                200,000        160,500
                                                   ----------------------------
Net cash provided by (used in) financing activities     (53,612)       518,447
                                                   ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (40,716)        41,930

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            47,068          5,138
                                                   ----------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR            $      6,352     $   47,068
                                                   ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest          $     82,253     $  110,081
                                                   ============================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Net assets received for stock (see note 1)       $          -     $   55,702
                                                   ============================
  Common stock issued for goodwill                 $          -     $  150,000
                                                   ============================
  Common stock issued for services                 $          -     $   75,000
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

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 10-          PRIOR PERIOD ADJUSTMENTS

                  During the year ended December 31, 2003, the Company has recognized $450,000 of organization expense and $71,000 of professional fees. Accordingly, the accumulated deficit was restated as follows:

                  Accumulated Deficit, December 31, 2003, as
                  previously reported                                ($101,009)

                  Prior Period Adjustments                            (576,702)
                                                                     ---------

                  Accumulated Deficit, December 31, 2003,
                     as restated                                     ($677,711)
                                                                     ==========


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

                  March 31, 2003

                  Accumulated Deficit, March 31, 2003, as
                  previously reported                                 ($231,767)

                  Prior Period Adjustments                            (  55,702)
                                                                     ----------

                  Accumulated Deficit, March 31, 2003, as restated    ($287,469)
                                                                     ==========

                  Additional Paid in Capital, March 31, 2003, as
                  previously reported                              $          0

                  Prior Period Adjustments                               55,702
                                                                     ----------

                  Additional Paid in Capital, March 31, 2003,
                     as restated                                     $   55,702
                                                                     ==========

                  Net Loss, Three Months Ended March 31, 2003, as
                  previously reported                                ($108,328)

                  Prior Period Adjustments                             (55,702)
                                                                     ----------

                  Net Loss, Three Months Ended March 31, 2003,
                     as restated                                    ($ 164,030)
                                                                    ==========

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS (CONTINUED)

                  March 31, 2003 (Continued)

                  Loss per share, as previously reported                ($.014)

                  Loss per share, as restated                           ($.021)

                  June 30, 2003

                  Accumulated Deficit, June 30, 2003, as
                  previously reported                                ($303,052)

                  Prior Period Adjustments                           (  55,702)
                                                                    ----------

                  Accumulated Deficit, June 30, 2003, as restated    ($358,754)
                                                                     =========

                  Additional Paid in Capital, June 30, 2003, as
                  previously reported                                $   4,500

                  Prior Period Adjustments                              55,702
                                                                    ----------

                  Additional Paid in Capital, June 30, 2003,
                     as restated                                    $   60,202
                                                                    ==========

                  Net Loss, Six Months Ended June 30, 2003, as
                  previously reported                                ($179,613)

                  Prior Period Adjustments                             (55,702)
                                                                    -----------

                  Net Loss, Six Months Ended June 30, 2003,
                    as restated                                     ($ 235,315)
                                                                    ==========

                  Net Loss, Three Months Ended June 30, 2003, as
                  previously reported                                ($ 71,285)

                  Prior Period Adjustments                                   0
                                                                    ----------

                  Net Loss, Three Months Ended June 30, 2003,
                     as restated                                     ($ 71,285)
                                                                     =========

                  Loss per share, as previously reported -
                     six months                                         ($.022)

                  Loss per share, as restated - six months              ($.030)

                  Loss per share, as previously reported -
                     three months                                       ($.009)

                  Loss per share, as restated - three months            ($.009)

                            SIGN MEDIA SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 11-          RESTATEMENTS EFFECT ON  QUARTERLY REPORTS (CONTINUED)

                  September 30, 2003

                  Accumulated Deficit, September 30, 2003, as
                  previously reported                                ($442,299)

                  Prior Period Adjustments                           (  70,702)
                                                                    ----------

                  Accumulated Deficit, September 30, 2003,
                     as restated                                     ($513,001)
                                                                     =========

                  Additional Paid in Capital, September 30, 2003, as
                  previously reported                               $    4,500

                  Prior Period Adjustments                              70,702
                                                                    ----------

                  Additional Paid in Capital, September 30,
                     2003, as restated                              $   75,202
                                                                    ==========

                  Net Loss, Nine Months Ended September 30, 2003, as
                  previously reported                                ($318,860)

                  Prior Period Adjustments                             (70,702)
                                                                    ----------

                  Net Loss, Nine Months Ended September 30, 2003,
                  as restated                                       ($ 389,562)
                                                                    ==========

                  Net Loss, Three Months Ended September 30, 2003,
                  as previously reported                             ($139,247)

                  Prior Period Adjustments                             (15,000)
                                                                    ----------

                  Net Loss, Three Months Ended September 30, 2003,
                  as restated                                        ($154,247)
                                                                     =========

                  Loss per share, as previously reported -
                  nine months                                           ($.040)

                  Loss per share, as restated - nine months             ($.049)

                  Loss per share, as previously reported -
                  three months                                          ($.017)

                  Loss per share, as restated - three months            ($.019)