Form 10KSB/A
period 2004-12-31
SIGN MEDIA SYSTEMS INC
filed 2005-09-22
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Third Amendment)
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

0-50742
(Commission file number)

SIGN MEDIA SYSTEMS, INC.
(Name of small business issuer in its charter)

Florida	02-0555904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2100 19th Street, Sarasota, FL	34234
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number is:        (941) 330-0336

None
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this from, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

The issuer’s revenues for the most recent fiscal year were $1,361,962.

The aggregate value of the voting stock held by non-affiliates as of April 1, 2005, was $610,500.

The number of shares outstanding of the issuer’s common equity as of April 1, 2005 was 8,460,000, No Par Value.

Documents Incorporated by reference: Exhibits 3.1, 3.2, 4.1, 14.1, and 21.1 from the Issuer’s Form 10-SB filed as of May 4, 2004. Exhibits 10.1, 10.2, 10.3, and 10.4 from the Issuer’s Form 10-SB/A Third Amendment filed as of February 9, 2005. Exhibits 10.5, and 10.6, from the Issuer’s Form 10-SB/A Fourth Amendment filed as of April 1, 2005. Exhibit 16.4 form the Issuer’s Form 10-SB/A Sixth Amendment filed as of September 12, 2005.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Our History.

We started business as E Signs Plus.com, LLC, a Florida limited liability company on June 20, 2000. We were engaged in the business of manufacturing and selling signage of all types. We were also in the business of selling advertising space on the sides of trucks. We would rent space on the sides of trucks and sell that space to other businesses that wished to advertise their products in that manner (“third party advertising”). We also printed the advertising materials (“graphics”). At that time we were purchasing truck side mounting systems from third parties to attached to the truck sides in which to insert the graphics.

It soon became apparent that the third party advertising business would not be profitable if we had to purchase mounting systems from third parties. In August of 2001, we began developing our own proprietary truck side mounting systems for the display of graphics on the sides of trucks. We also determined that there was another market for our mounting systems and graphics; businesses that wished to advertise their products on their own fleet of trucks. At that time we decided to limit our business to developing, manufacturing and marketing mobile billboard mounting systems which are primarily mounted on trucks, to printing the graphics that are inserted into the mounting systems and to third party advertising. On August 27, 2001, we changed E Signs Plus.com’s name to GO! AGENCY, LLC.

On January 28, 2002, we incorporated Sign Media Systems, Inc. in the State of Florida. GO! AGENCY continued in the business of marketing its proprietary truck side mounting systems, the sale of third party advertising and the printing and sale of graphics. Sign Media Systems engaged the business of developing, manufacturing and marketing the mounting systems.

In December, 2002, we determined that it would be in our best interest to operate the truck side mounting system, third party advertising and graphics business through one entity rather than two entities. Therefore, effective January 1, 2003, GO! AGENCY contributed all of its assets to Sign Media Systems, in exchange for Sign Media Systems common stock and Sign Media Systems became a subsidiary of GO! AGENCY. GO! AGENCY owns 97% of our shares of common stock. At that time, GO! AGENCY ceased conducting the truck side mounting system, third party advertising and graphics business and all of those business activities are conducted through Sign Media Systems. Both GO! AGENCY and Sign Media Systems are “small business issuers” as that term is defined in Section 228.10 of Regulation S-B promulgated by the Securities and Exchange Commission. Please refer to Note 1 of the Consolidated Financial Statements contained in Part F/S hereof and to Item 7, Certain Relationships and Related Transactions for more information concerning our relationship with GO! AGENCY.

Antonio F. Uccello, III, is the manager and the 51% owner, the control person and promoter of GO! Agency formerly known as E Signs Plus.com and, therefore, pursuant the terms of GO! Agency’s Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign

Media System’s common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has absolute control of us by virtue of his voting control of 7,960,000 shares of our common stock.

On November 17, 2003, we entered into a merger agreement with American Powerhouse, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation. Pursuant to the merger agreement, we merged with Sign Media Systems Acquisition Company. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and we became the surviving corporation. Some time prior to the merger, American Powerhouse had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. American Powerhouse was not engaged in the business of manufacturing and distributing the water machine but was engaged in the licensing of that right to others. Prior to the merger, American Powerhouse granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. The license agreement is attached hereto as Exhibit 10.5. Material terms of the license agreement include the following:

•	we have right to utilize certain proprietary technology for the manufacture, design, creation, sale or use of a water cooler (“Water Machine”) which manufactures distilled water from ambient air;

•	the term of the license is in perpetuity;

•	the territory in which we are allowed to exploit the license is all countries in the world;

•	the license in non-exclusive; and

•	we do not have the right to sublicense the technology to others.

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

Our Business.

We are in the business of developing, manufacturing and marketing mobile billboard mounting systems which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. We also produce digitally created outdoor, full color vinyl images (“graphics”) which are inserted into the mounting systems and displayed primarily on trucks. We have developed mounting systems which allow graphics to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the graphics. We are also in the business of selling third party advertising on truck sides utilizing our mounting systems.

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

Our Products and Services.

We currently have five mounting systems; two for the sides of truck bodies and trailers of all sizes, one for the rear of side roll up beverage body trailers, one for the rear garage style roll up doors of trailers and one for the sides of commercial cargo vans. Our “Profile I” mounting system utilizes our proprietary Cam Lever technology to evenly tension images across wide surface areas and allows graphics to be inserted on both sides of truck bodies and trailers of all sizes. Our “Profile II” mounting system utilizes our proprietary Omega Lock and Insert technology combined with our grommeted floating rail/zip tie technology to evenly tension images across wide surface areas and allows graphics to be inserted on both sides of truck bodies and trailers of all sizes. Our Hotswap Lite mounting system evenly tensions images across small surface areas and allows graphics to be inserted on the rear panels of side roll up beverage trucks and trailers. Our Hotswap Stretch mounting system utilizes our proprietary stretch technology to evenly tension images across breaking panel garage type roll up doors, seamlessly allowing images to roll up with those doors and allows graphics to be changed and reused. Our VanGo mounting system utilizes our proprietary cap and insert technology to evenly tension images on curved surfaces such as the sides of commercial cargo van bodies.

With five products to cover key visible surface areas of trucks and trailers, we offer economical and easy image change-outs for semi and beverage trailers, urban box trucks, and cargo vans.

We are also in the digital printing and graphic design business, which allows us not only to market our mounting systems, but also to design and produce the graphics which are inserted in mounting systems.

Graphics are high-resolution full digital color prints, produced in heavy weight outdoor vinyl. They are mounted on truck sides, rear panels and roll-up doors utilizing our mounting systems. Whether a customer’s advertising campaign reaches from coast to coast, or changes seasonally, our mounting systems will allow the customer to exchange and reuse images over and over again. Images can be "swapped" for a fraction of what it costs to remove, paint, and apply pressure sensitive adhesive vinyl to truck sides, with downtime measured in minutes, rather than days. Downtime for trucks is an extremely important consideration as the trucks generate no revenue and provide no services when not on the road.

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

According to Fleet Owner magazine, the commercial trucking market consists of more than 10 million vehicles - trucks, tractors, and trailers - of all types and sizes, from light to heavy duty, serving all segments of the nation’s economy. Commercial trucking fleets in the U.S. operate more than 7 million trucks and 3.4 million trailers. Trucking is a large and diverse business. It hauls roughly 80% of America’s freight and serves virtually every sector of the nation’s economy. Truckers fall into two basic categories: for-hire carriers and private fleets. For-hire truckers haul freight and provide transportation services for others. Trucking is their primary business. Private fleets, on the other hand, are the proprietary transport, distribution, or service arms of companies that are not in the trucking business. A private fleet’s primary function is to haul its own company’s goods or perform a service in support of its company’s main business. Private fleets make up over two-thirds of the trucking market. In the trucking industry, fleets are defined as trucking operations of five or more vehicles. The “5+” truck-fleet segment is the heart of the trucking market, accounting for close to 80% of the total commercial vehicle population. The private fleet one the market where we are initially focused.

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

Our primary competition is pressure sensitive applied vinyl (“PSAV”). PSAV is vinyl that adheres directly to the truck side. The initial cost of our mounting systems with graphics is about the same as applying PSAV to truck sides. However, removal of PSAV is extremely labor and time intensive and destroys the Fleet Graphic. The benefit of the our mounting systems is that the Fleet Graphic can be "swapped" for a fraction of what it costs to remove and re-apply PSAV, with downtime for the truck measured in minutes, rather than days. Our mounting systems also allow the Fleet Graphic to be reused at a later date.

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

Dependence on Major Customers

A material part of our business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90 % of all sales including a provision for bad debt in the amount of $500,000. See Note 2, Provision for Bad Debt, for more information on the provision for bad debt. During the year ended December 31, 2003, our sales to this customer were approximately $624,874 or 80.7% of all sales. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base. Applied Advertising Network, LLC is not a related party. In 2003, we entered into a Distribution Agreement with Applied Advertising. That agreement provides:

•	The term of the agreement is one year and can be renewed by the mutual agreement of the parties. The agreement was renewed in 2004 and does not expire until December 2005.

•	The agreement grants Applied Advertising the territory of the United States of America and Central America which means that it can sell our products in those areas.

•	The agreement allows Applied Advertising to appoint one or more dealers in its territory but only with our consent.

•	The agreement obligates Applied Advertising to use its best efforts to actively promote, market and sell our products in its territory.

•
The agreement obligates Applied Advertising to maintain the formal name of our products, with their appropriate trademark, service mark, logo, or trade name designations, in all advertising and other printed materials relating to our products.

•
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

Intellectual Property and Patents.

Our success may depend in large part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we do take action to protect our trade secrets and our proprietary information, in part, by the use of confidentiality and non-compete agreements with our employees, consultants and dealers, we cannot guaranty that:

•   these agreements will not be breached;
•   we would have adequate remedies for any breach; or
•  our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

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

On December 16, 2002, we filed a United States application for a trademark for the words “HOTSWAPROFILE” which we use to describe our mounting system for trucks of all sizes. We are advised that the final review prior to publication was completed on July 20, 2004 and that the application will be published for opposition. We do no as yet know the date of publication. There can be no guarantee that there will not be public opposition to the issuance of the trademark or that the trademark will ever be approved.

We intend to file in the near future a United States application for a trademark for the words “HOTSWAP GRAPHICS.”

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

Date	Name	Number of Shares	Consideration
January 28, 2002	Antonio F. Uccello, III	1,000	$5,000
January 1, 2003	GO! Agency, LLC	7,959,000	(1)
June 1, 2003	Stephen. MacNamara	30,000	$4,500
September 30, 2003	Nelson J. Martin	10,000	Services-$15,000
October 8, 2003	Abraham Uccello, Trustee of the Candlelight Non- Grantor Trust	10,000	$15,000
October 31, 2003	Henry Eldon Sinsel	10,000	$15,000
November 11, 2003	Raimo Vitikainen	20,000(1)	$30,000
November 12, 2003	William J. Hone	40,000	$60,000
November 14, 2003	Salvatore Uccello, Jr.	10,000	Services-$15,000
November 17, 2003	Lynda Melnick	20,000	$30,000
November 17, 2003	American Powerhouse, Inc.	300,000	(2)
November 20, 2003	Roger P. Nelson	20,000	$30,000
November 24, 2003	Christopher Stender	10,000	Services-$15,000
December 8, 2003	Jerry Hanson	10,000	Services-$15.000
December 8, 2003	Marcus Faller	10,000	Services-$15,000
April 3, 2004	Thomas F. Pepin Limited Partnership	66,667	$100,000
May 5, 2004	Roger P. Nelson	66,667	$100,000
Total		8,593,334(3)	$404,500

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

At the time of the sale of shares of stock to Antonio F. Uccello, III, and to GO! Agency, Antonio F. Uccello and all of the members of GO! Agency were “Executive Officers and Directors” of Sign Media Systems as those terms are defined in Section 501 of Regulation D promulgated by the Securities and Exchange Commission. At the time of the sale of shares of stock to Stephen MacNamara he was a Director of Sign Media Systems. As Executive Officers and Directors, each of these purchasers were “Accredited Investors” as that term is defined in Section 501 of Regulation D promulgated by the Securities and Exchange Commission. As Executive Officers and Directors, these purchasers had access to our non-financial statement and financial statement information described in Section 502(b)(2) of Regulation D promulgated by the Securities and Exchange Commission. None of the offers or sales to these purchasers involved any form of general solicitation or general advertising. Prior to each sale, each of these purchasers was afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information we possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided them pursuant to Section502 (b)(2). We took reasonable care to insure that the shares of stock sold to these purchasers could not be resold without registration under the Securities Act of 1933 (the “Act”) or an exemption there from and that these purchasers were not underwriters under that Act and in connection there with: (a) made reasonable inquiry to insure that these purchasers were acquiring the shares of stock for themselves and not for any other persons; (b) provided written disclosure to each purchaser that the shares of stock had not been registered under the Act and therefore could not be resold unless registered under the Act or unless an exemption from registration is available; and (c) placed a restrictive legend on the shares of stock stating that they had not been registered under the act and setting forth restrictions on their transferability and sale. Finally, we made reasonable inquiry to insure that each of these purchasers had such knowledge and experience in financial and business matters that each purchaser was capable of evaluating the merits and risks of investment in the shares of stock and of making an informed investment decision with respect thereto or had consulted with advisors who possess such knowledge and experience.

All of the remaining purchasers were Accredited Investors except Raimo Vitikainen, Salvatore Uccello, Jr., Christopher Stender and Jerry Hanson. At the time of the sale of shares of stock to the remaining purchasers listed in the foregoing table, we provided all of the with our non-financial statement and financial statement information described in Section 502(b)(2) of Regulation D promulgated by the Securities and Exchange Commission. None of the offers or sales to these purchasers involved any form of general solicitation or general advertising. Prior to each sale, each of these purchasers was afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information we possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided them pursuant to Section502 (b)(2). We took reasonable care to insure that the shares of stock sold to these purchasers could not be resold without registration under the Securities Act of 1933 (the “Act”) or an exemption there from and that these purchasers were not underwriters under that Act and in connection there with: (a) made reasonable inquiry to insure that these purchasers were acquiring the shares of stock for themselves and not for any other persons; (b) provided written disclosure to each purchaser that the shares of stock had not been registered under the Act and therefore could not be resold unless registered under the Act or unless an exemption from registration is available; and (c) placed a restrictive legend on the shares of stock stating that they had not been registered under the act and setting forth restrictions on their transferability and sale. Finally, we made reasonable inquiry to insure that each of these purchasers had such knowledge and experience in financial and business matters that each purchaser was capable of evaluating the merits and risks of investment in the shares of stock and of making an informed investment decision with respect thereto or had consulted with advisors who possess such knowledge and experience.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Management Discussion Snapshot.

The following table sets forth certain of our summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended December 31, 2004 and 2003.

Summary Selected Statements of Profits and Losses and
Financial Data which is Derived From Our Audited Financial Statements

	2004	2003

Revenue	$1,361,962	$774,349
Cost of Goods Sold	$186,448	$201,850
Gross Profit	$1,175,514	$572,449
Operating Expenses	$1,183,429	$1,126,771

Net Loss	$(7,915)	$(554,272)
Net Loss Per Common Share	$(0.001)	$(0.069)
Weighted Average Shares Outstanding	8,406,000	8,050,083
Assets	$771,057	$815,555
Liabilities	$656,544	$1,017,127
Stockholders’ Equity (Deficit)	$114,513	$(201,572)

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

Our revenue for both periods was generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck side advertising. During the year ended December 31, 2004 we generated $1,276,766 or 94% of our revenue from the sale of our mobile billboard mounting systems, $1,846 or 0% of our revenue from the printing of digital graphics and $83,350 or 6% of our revenue from truck side advertising. During the year ended December 31, 2003, we generated $696,914 or 90% of our revenue from the sale of our mobile billboard mounting systems, $77,435 or 10% of our revenue from the printing of digital graphics and nothing from truck side advertising.

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

Working Capital

The following table sets forth a summary of our working capital.

AT DECEMBER 31:	2004	2003
Current assets	$646,502	$712,501
Current liabilities	498,170	500,119
Working capital	$148,334	$212,382
Current ratio	1.30	1.42

Our current assets for the year ended December 31, 2004, decreased $65,999 from the previous period primarily due to utilization of prepaid expenses and cash to pay interest and principal on related party debt.

Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:	2004	2003
Net cash provided by/(used in):
Operating activities	$76,036	$(467,908)
Investing activities	(63,141)	(8,609)
Financing activities	(53,612)	518,447
Net increase (decrease) in cash and cash equivalents	$(40,716)	$41,930
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

Assets and Debt.

Our current assets are summarized in the table below.

AT DECEMBER 31:	2004	2003
Current assets	$646,502	$712,501

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

Accounts receivable aging for the year ended December 31, 2004 are summarized in the table below.

AT DECEMBER 31, 2004:
	1-30	31-60	61-90	> 90	TOTAL
TOTALS	$7,781	$5,046	-	$537,751	$550,578

All accounts receivable are delinquent after 30 days. Out of the total accounts receivable, $537,751 are attributable to one key customer and all of that amount was delinquent at December 31, 2004. No payments on this delinquency have yet been made in the year ending December 31, 2004. Because of the large amount of the delinquency, the fact that $537,751 of the delinquency is attributable to one key customer and because of the long delay in payment, we established a bad debt expense of $500,000 for the year ended December 31, 2004. This is an increase of $500,000 from the prior period. We have been in discussions with the customer and we believe, but cannot guarantee, that the full amount of the delinquency will be satisfied by cash payment during the quarter ending June 30, 2005.

Accounts receivable aging for the year ended December 31, 2003 are summarized in the table below.

AT DECEMBER 31, 2003:
	1-30	31-60	61-90	> 90	TOTAL
TOTALS	$7,727	$561,874	-	$2,297	$571,898

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

Our non-current assets and long-term debt are summarized in the table below.

AT DECEMBER 31:	2004	2003
Non-current assets	$124,555	$103,054
Long-term debt	$51,184	$69,604

Non-current assets for the year ended December 31, 2004, increased compared to the preceding period. The increase in non-current assets was due to our acquisition of new equipment. Long term debt decreased due to the payment of long term liabilities.

Our debt owed to related parties is summarized in the table below.

AT DECEMBER 31:	2004	2003
Current debt due to related parties	$109,761	$4,739
Long-term debt due to related parties	107,190	447,404
Total debt due to related parties	$216,951	$452,143

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

Our debt owed to unrelated parties is summarized in the table below.

AT DECEMBER 31:	2004	2003
Current portion of long term debt	$18,420	$18,420
Long-term debt	51,184	69,604
Total debt due to unrelated parties	$69,604	$88,024

Our total debt is summarized in the table below.

AT DECEMBER 31:	2004	2003
Current portion of debt due to related parties	$109,761	$4,739
Long-term debt due to related parties	107,190	447,404
Current portion of long term debt	18,420	18,420
Long-term debt	51,184	69,604
Total Debt	$286,555	$540,167

Our additional paid-in capital is summarized in the table below.
AT DECEMBER 31:	2004	2003
Additional paid-in capital	$671,700	$347,700
Additional paid-in capital increased compared to the preceding period because of two reasons: (1) we sold 133,334 shares of common stock at $1.50 per share for a total of $200,000, and (2) in the year ended December 31, 2004, we satisfied the liability for stock to be issued reported for the year ended December 31, 2003.

Our stockholders’ equity (deficit) is summarized in the table below.

AT DECEMBER 31:	2004	2003
Stockholders’ equity (deficit)	$114,513	$(201,572)

Our stockholders’ deficit for the year ended December 31, 2004 increased from the preceding period primarily because of increased revenue, additional paid-in capital and the satisfaction of the liability for stock to be issued reported for the year ended December 31, 2003.

Off Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements as defined by SEC Final Rule 67 (FR-67) “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,”

Liquidity and Capital Resources.

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

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003:	2004	2003
Net cash provided by/(used in):
Operating activities	$76,037	$(467,908)
Investing activities	(63,141)	(8,609)
Financing activities	(53,612)	518,447
Net increase (decrease) in cash and cash equivalents	$(40,716)	$41,930
The following table depicts our known contractual obligations for the periods reflected. These obligations may vary from period to period and provide a view as to certain unavoidable cash outflows. The term “known contractual obligations” has the same meaning as is contemplated by its use in Item 303(a)(5) of Regulation S-K. The term “total contractual payment stream” means the total of all payments due in the periods reflected in the table.

	TOTAL CONTRACTUAL PAYMENT STREAM	PAYMENTS DUE IN:
CONTRACTUAL OBLIGATIONS		2005	2006	2007	2008
Long-term debt obligations	$73,680	$18,420	$18,420	$18,420	$18,420
Long-term debt due to related parties	260,100	133,616	126,484	-	-
Operating lease obligations	142,630	50,340	50,340	41,950	-
Total	$476,410	$202,376	$195,244	$60,370	$18,420

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

	TOTAL BUDGETED EXPENSES	BUDGETED EXPENSES:
		2005	2006	2007	2008
Sales and Marketing	$22,434,746	$777,679	$3,225,540	$6,269,227	$12,162,300
Engineering and Production	3,336,055	199,636	519,383	934,756	1,682,280
Executive	714,108	165,236	174,022	182,809	192,041
Administrative	1,306,812	248,573	329,908	352,242	376,089
Total	$27,791,721	$1,391,124	$4,248,853	$7,739,034	$14,412,710

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

We believe that we have assembled an experienced team of senior management. We believe that it is an essential part of our strategy to continue to aggressively strengthen the breadth, depth and industry expertise of our executive team. Our growth depends to a substantial degree on Antonio F. Uccello, III, the Chairman, President, Chief Executive Officer and Chief Financial Officer as well as other executive officers and key management personnel. Our loss of the services of any of these key personnel could have a material adverse effect on our business. There is currently no “key person” life insurance on the life of any of our executive officers, and no plans are underway to secure adequate key man coverage. Our continued growth will also be dependent upon our ability to attract and retain additional skilled management and sales personnel. We may not be successful, which could adversely affect our business. Our inability to retain key personnel or attract new high quality senior management could materially adversely affect our results of operations.

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

Because our technology is attached to vehicles that travel throughout populated areas, it is possible that faults in the mounting system or in the installation thereof could cause accidents or injuries to others or their property. If this were to occur, we could be held liable for damages, including punitive damages that could materially adversely affect our business. We carry products liability insurance in the amount of $2,000,000 per incident in order to protect against such occurrences. In addition, where we have certified installers of our products, such installers will have entered into contracts with us to indemnify us for the installers’ faulty installations. However, there can be no guarantee that either the insurance or indemnification would be sufficient to shield us from large damage claims that could adversely affect our business.

Federal regulations exist that govern outdoor billboard advertising along the nation’s roadways affecting the size, placement and other aspects of such advertising. Currently, however, regulations have not specifically targeted mobile vehicle advertising. There can be no guarantee that new regulations will not be promulgated that affect our business. In addition, certain current regulations restrict the advertising of alcohol and tobacco products. We do not anticipate that these regulations will affect our business, as we do not focus on these types of advertisers, nor do we currently intend to do so in the future.

We offer several warranties on our products, for five years, covering the functionality of the mounting systems and the ultraviolet protection of the graphics where we do the printing of the graphics. There can be no guarantee that we will be able to afford to process all of the warranted maintenance if more legitimate repairs are requested than we have forecasted.

We have begun training outside parties to become certified installers of our products. We anticipate that having more installers will make repairs and change-outs of graphics convenient and cost effective for our customers. However, we may not be able to train enough installers to handle the potential demand for our products. This would result in delays in service, which could affect customer satisfaction and adversely affect our business. Currently, we believe that we have sufficient numbers of trained installers to handle the potential demand and expect to be able to continue to train additional installers to keep pace with the anticipated growth of our business. However, there can be no guarantee that this will occur

Once we train outside independent installers to install our products, we will not be supervising each of them on a continuing basis. Although each certified independent installer is anticipated to be under contract with us to install our products only according to our specifications, we cannot guarantee that this level of installation will occur in every case, and it is possible that we may face liability for the installers’ actions if our products injure or damage other people or their property. We intend to procure indemnification agreements from our certified independent installers to avoid this potential problem.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements:

Audited Financial Statements:

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Sign Media Systems, Inc.
Sarasota, FL

We have audited the accompanying consolidated balance sheets of Sign Media Systems, Inc. (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sign Media Systems, Inc. as of December 31, 2004 and 2003 and the results of its operations, changes in stockholders’ (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company has reclassified and decreased its accumulated deficit for the years ended 2004 and 2003 by $123,439 to reflect the termination of its prior S corporation tax status. This reclassification does not effect income or loss or the net stockholders’ equity or deficit for the years ended, respectively.

BAGELL, JOSEPHS & COMPANY, LLC
BAGELL, JOSEPHS & COMPANY, LLC
Certified Public Accountants
Gibbsboro, New Jersey

March 25, 2005

MEMBER OF:         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
ASSETS

	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$6,352	$47,068
Accounts receivable, net	550,578	571,898
Inventory	85,572	38,391
Prepaid expenses and other assets	4,000	55,144
Total current assets	646,502	712,501

PROPERTY AND EQUIPMENT - Net	124,555	103,054

TOTAL ASSETS	$771,057	$815,555

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$18,420	$18,420
Accounts payable and accrued expenses	169,989	152,960
Current portion of debt - related parties	109,761	4,739
Liability for stock to be issued	200,000	324,000
Total current liabilties	498,170	500,119

LONG-TERM DEBT - Net of Current Portion	51,184	69,604

LONG-TERM DEBT - RELATED PARTIES - Net of Current Portion	107,190	447,404

TOTAL LIABILTIES	656,544	1,017,127

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized at
December 31, 2004 and 2003 8,460,000 and 8,244,000 issued
and outstanding at December 31, 2004 and 2003	5,000	5,000
Additional paid-in capital	671,700	347,700
Accumulated deficit	(562,187)	(554,272)
Total stockholders' equity (deficit)	114,513	(201,572)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$771,057	$815,555

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003

REVENUE
Mounting systems - sale and installation	$1,276,766	$699,612
Printing	1,846	74,737
Advertising	83,350	-

TOTAL REVENUE	1,361,962	774,349

COST OF GOODS SOLD
Mounting systems - sale, installation and payroll	159,448	167,082
Printing	-	34,768
Advertising	27,000	-

TOTAL COSTS OF GOODS SOLD	186,448	201,850

GROSS PROFIT	1,175,514	572,499

OPERATING EXPENSES
Professional fees and administrative payroll	233,664	326,313
General and administrative expenses	325,872	256,225
Bad debt expense	500,000	-
Impairment and other	-	450,000
Interest expense	82,253	76,464
Depreciation	41,640	17,769
Total operating expenses	1,183,429	1,126,771

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,915)	(554,272)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(7,915)	$(554,272)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.001)	$(0.069)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,406,000	8,050,083

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	1,000	$5,000	$-	$(123,439)	$(118,439)

Reclassification of deficit upon termination of S status			$(123,439)	$123,439

Contributed Capital, Officer	-	-	29,937	-	29,937

Issunace of shares in exchange for net assets of Go Agency	7,959,000	-	55,702	-	55,702

Issuance of common stock in exchange
for cash	134,000	-	160,500	-	160,500

Issuance of common stock in connection
with the merger of SMA	100,000	-	150,000	-	150,000

Issuance of common stock in exchange
for services	50,000	-	75,000	-	75,000

Net (loss) for the year	-	-	-	(554,272)	(554,272)

Balance, December 31, 2003	8,244,000	5,000	347,700	(554,272)	(201,572)

Issuance of common stock in connection
with the merger of SMA	200,000	-	300,000	-	300,000

Issuance of common stock in exchange
for cash	16,000	-	24,000	-	24,000

Net (loss) for the year	-	-	-	(7,915)	(7,915)

Balance, December 31, 2004	8,460,000	$5,000	$671,700	$(562,187)	$114,513

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

		Restated
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,915)	$(554,272)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:
Depreciation	41,640	17,769
Impairment	-	450,000
Common stock issued for services	-	75,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	21,320	(539,935)
(Increase) in inventory	(47,181)	(30,126)
Decrease in prepaid expenses and other current assets	51,144	30,120
Increase in accounts payable and accrued expenses	17,029	83,536
Total adjustments	83,952	86,364

Net cash provided by (used in) operating activities	76,037	(467,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(63,141)	(8,609)
Net cash (used in) investing activities	(63,141)	(8,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	-	24,000
Proceeds from long-term debt	(18,420)	65,283
Proceeds from debt - related parties	(235,192)	350,521
Payments on long-term debt	-	(4,597)
Payments on debt-related party	-	(77,260)
Common stock issuance	200,000	160,500
Net cash provided by (used in) financing activities	(53,612)	518,447

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,716)	41,930

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	47,068	5,138

CASH AND CASH EQUIVALENTS - END OF YEAR	$6,352	$47,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$82,253	$110,081

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets received for stock (see note 1)	$-	$55,702
Common stock issued for goodwill	$-	$150,000
Common stock issued for services	$-	$75,000

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of Go! Agency, LLC, a Florida limited liability company (“Go Agency”), a company formed on June 20, 2000, as E Signs Plus.com, LLC., a Florida limited liability company. In this exchange, the Company assumed some debt of Go Agency and the exchange qualified as a tax-free exchange under IRC Section 351. The net assets received were valued at historical cost. The net assets of Go Agency that were exchanged for the shares of stock were as follows:

Accounts receivable	$30,668
Fixed assets, net of depreciation	112,214
Other assets	85,264
Accounts payable	(29,242)
Notes payable	(27,338)
Other payables	(115,864)

Total	$55,702

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

Go Agency and the Company developed a new and unique truck side mounting system , which utilizes a proprietary cam lever technology, which allows an advertising image to be stretched tight as a drum. Following the exchange, the Company had 7,960,000 shares of common stock issued and outstanding. The Company has developed and filed an application for a patent on its mounting systems. The cam lever technology is considered an intangible asset and has not been recorded as an asset on the Company’s consolidated balance sheet. This asset was not recorded due to the fact that there was no historic recorded value on the books of Go Agency for this asset.

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 1-               ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc. Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation. The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation. American Powerhouse was not actively engaged in any business at the time of the merger. However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory. Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the years ended December 31, 2004 and 2003 in the Company’s Consolidated Financial Statements for December 31, 2004 and 2003. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $150,000 for the 100,000 shares of stock issued in 2003 and subsequently impaired the entire amount. The Company issued the remaining 200,000 shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of operations for the year ended December 31, 2003.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue and Cost Recognition

Currently, the company has three primary sources of revenue:

1. The sale and installation of their mounting system

2. The printing of advertising images to be inserted on trucks utilizing the Company’s mounting systems.

3. Third party advertising.

The Company’s revenue recognition policies for these sources of revenue are as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when the recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenue from the sale of its mounting systems and images when it completes the work and either ships or installs the products. The Company retains no obligations, other than its warranty, after mounting systems are sold and, if required installed by it. The Company recognizes revenue from third party advertising only when it has the contractual right to receive such revenue. The Company does retain a liability to maintain systems and images that are installed for purposes of third party advertising. However, any damaged caused by the operator of the truck is the responsibility of the lessor of the space and is not the Company’s liability. To date the Company has experienced no cost for maintaining these leased systems. All deposits are non-refundable.

In addition, the Company offers manufacturer’s warranties. These warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue and Cost Recognition (Continued)

Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs, including purchases made, and payroll costs are attributed to those components. Payroll costs is included for sales, engineering and warehouse personnel in costs of goods sold, and the balances in 2003 have been reclassified to reflect those costs. All of these costs are included in costs of goods sold for the years ended December 31, 2004 and 2003. Costs of overhead is diminimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting systems placed on trucks for their advertising. All of these costs are included in cost of goods sold for the years ended December 31, 2004 and 2003.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability as of December 31, 2004 and 2003. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2004	$-	$-	$-	$-

Year ended December 31, 2003	$-	$-	$-	$-

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. Additionally, the Company has policies for non-accrual and past due loans including the policy for charging off uncollectible trade receivables and determining past due or delinquency status. The Company has determined that based on their collections that an allowance for doubtful accounts of $500,000 and $0 needs to be recorded at December 31, 2004 and 2003, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               (CONTINUED)

Provision for Bad Debt (Continued)

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

Inventory

Inventory at December 31, 2004 and 2003 consisted of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method “FIFO” to determine which amounts are removed from inventory.

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

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                (CONTINUED)

Stock Based Compensation (Continued)

The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Earnings (Loss) per Share of Common Stock

Historical net earnings (loss) per common share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

	2004	2003

Net (loss)	$(7,915)	$(554,272)

Weighted-average common shares outstanding
Basic	8,406,000	8,050,083

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,406,000	8,050,083

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has applied the provisions of FASB 144, with respect to the sale of Zingo Sales.

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
DECEMBER 31, 2004 AND 2003

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s results of operations or financial position.

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 die not have a significant impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

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

NOTE 3-               PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004, and 2003:

	2004	2003
Equipment	$71,461	$36,228
Furniture and Fixtures	57,882	29,974
Transportation Equipment	54,621	54,621
	183,964	120,823
Less: accumulated depreciation	59,409	17,769

Net Book Value	$124,555	$103,054

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

2005	$30,000
2006	30,000
2007	27,500
$87,500

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

NOTE 6-                LONG-TERM DEBT

Long-term debt consists of two installment notes with GMAC Finance. On June 18, 2003, the Company acquired a truck financed by GMAC over a period of 5 years. Monthly payments are $763. The remaining balance on this loan is $41,164. The loan carries no interest charges. Additionally on December 4, 2003, the Company entered into another truck loan in the amount of $46,860. The payments will be for a period of 5 years at $772 per month. The loan carries no interest charges. The remaining balance on this loan is $37,056.

The following represents maturities over the next five years and in the aggregate:

For the years ending December 31:

2005	$18,420
2006	18,420
2007	18,420
2008	13,842
$69,102

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 7-                PROVISION FOR INCOME TAXES

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets	$188,740	$186,603
Deferred tax valuation allowance	(188,740)	(186,603)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $685,626 and $677,711 net operating losses, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

Effective January 1, 2003, the Company terminated its election as an S-corporation that occurred on January 28, 2002.

NOTE 8-                CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer during the years ended December 31, 2004 and 2003. Sales to this customer were approximately 89% and 81%, respectively. Approximately 98% of the Company’s accounts receivable at December 31, 2004 and 2003 is due from this one customer.

NOTE 9-                 STOCKHOLDERS’ DEFICIT

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
DECEMBER 31, 2004 AND 2003

NOTE 9-               STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The Company issued 50,000 shares of common stock for services valued at $75,000. The $1.50 per share value was derived at based on the Company’s recent cash sales of their securities. There were no other valuations or sales of stock other than the cash sales. This was determined to be the most accurate reflection of the value at the time the stock was issued for services.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 10-             PRIOR PERIOD ADJUSTMENTS

During the year ended December 31, 2003, the Company has recognized $450,000 of impairment expense and $130,702 of professional fees and has reversed a $4,000 tax accrual. Accordingly, the accumulated deficit is restated as follows:

Accumulated Deficit, December 31, 2003, as previously reported	($101,009)

Reclassification of deficit due to termination of S Corp.	123,439

Prior Period Adjustments	(576,702)

Accumulated Deficit, December 31, 2003, as restated	($554,272)

Income at December 31, 2003 as originally reported	$22,430

Adjustments	(576,702)

Net loss as restated December 31, 2003	$554,272

Income per share, as previously reported	$.003

Loss per share, as restated	($.069)

In addition, the Company restated its 2002 financial statements to reflect the issuance of the 7,959,000 shares of stock effective January 1, 2003. The Company originally reflected these shares as being issued in 2002.

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

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers, directors and key employees and their business experience follows:

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

Thomas Bachman

Mr. Bachman is a Director of the Company. Mr. Bachmann has been the Executive Publisher and Director of Industry Development of Beverage Industry Magazine, the leading trade publication for the beverage industry since 1994. Prior to becoming Executive Publisher and Director of Industry Development of Beverage Industry Magazine in 1994, Mr. Bachmann was the National Sales Manager and Associate Publisher of Beverage Industry Magazine from 1976 to 1981. From 1982 to 1992 Mr. Bachmann was Publisher of Diary Field, Today’s Catholic Teacher and Early Childhood News. Mr. Bachmann ran his own consulting firm, Bachmann and Associates from 1992 to 1994. Mr. Bachmann is a member of the National Soft Drink Association, the Canadian Soft Drink Association, and the International Bottled Water Association. Mr. Bachmann will bring an industry wide perspective to the Company.

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

Family Relationships

There are no current family relationships among the Company’s officers and directors. Prior to February 6, 2004 Abraham Uccello was our President and Chief Executive Officer and Salvatore Uccello was our Vice President of Engineering. Antonio F. Uccello, the current President and Chief Executive Officer and Abraham Uccello are brothers and Salvatore Uccello is their father. Abraham Uccello and Salvatore Uccello resigned on February 2, 2004.

Employment Agreements

There are no employment agreements between us and our executive officers and key personnel.

Code of Ethics

We have adopted a code of ethics which is a document of conduct we establish for ourselves to help us and our employees comply with laws and good ethical practices.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below are the annual cash compensation and restricted stock grants paid to the Company’s executive officers for the period January 28, 2003 (Inception) to December 31, 2003.

Summary Compensation Table
		Annual Compensation			LongTerm Compensation

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Stock Grants #	All Other Compensation $ (1)

Antonio F. Uccello, III Chief Financial Officer	2004	125,000	0	0	0	9,911
Andrei A. Troubeeg Vice President, Engineering	2004	40,000	0	0		9,607
Charles A. Pearson, III Vice President Sales and Marketing	2004	40,000	0	0	0	2,706

(1) All Other Compensation consists solely of health insurance.

None of the directors has been paid any fees for acting as such and we do not anticipate paying any directors’ fees in the foreseeable future.

Other than as set forth in the foregoing table, with footnotes, there is no other plan, contract, authorization or arrangement, whether or not set forth in any formal documents, pursuant to which the following may be received by any or our officers or directors: cash, stock, restricted stock or restricted stock units, phantom stock, stock options, stock appreciation rights (“SARs”), stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, and similar instruments.

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

SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock, No Par Value	Antonio F. Uccello, III(1) 2100 19th Street Sarasota, FL 34234	4,059,600(1)	49%(1)
Common Stock, No Par Value	Abraham Uccello(1) 637 Mecca Dr. Sarasota, FL 34234	2,388,000(1)	29%(1)
Common Stock, No Par Value	Salvatore Uccello(1) 6527 Waterford Circle Sarasota, FL 34238	716,400(1)	9%(1)
Common Stock, No Par Value	Roger P. Nelson(1) 14 Giovanni Drive Waterford, CT 06385	796,000	10%(1)
Totals for Class as a Whole		7,960,000(1)	97%

(1) Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. All of the shares described in the foregoing table are owned by GO! Agency, LLC, a Florida limited liability company whose address is 4744 Spinnaker Drive Bradenton, FL 34208. The individuals listed are the members of GO! Agency and the shares of common stock reflected for each person in the foregoing table reflect each such person’s percentage ownership of GO! Agency. Antonio F. Uccello, III, is the manager and the 51% owner of GO! Agency and, therefore, pursuant the terms of GO! Agency’s Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign Media System, Inc.’s common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has absolute control of us by virtue of his voting control of 7,960,000 shares of our common stock.

SECURITY OWNERSHIP
OF MANAGEMENT

(1) Title of Class	(2) Name and Address Of Beneficial Owner	(3) Amount and Nature Of Beneficial Owner	(4) Percent of Class
Common Stock, No Par Value	Antonio F. Uccello, III(1) 2100 19th Street Sarasota, FL 34234	4,059,600(1)	49.24%(1)
Common Stock, No Par Value	Stephen R. MacNamara(2) 1071 Meyers Park Drive Tallahassee, FL 32301	30,000.364%
Common Stock, No Par Value	Thomas Bachman(3) 2960 S. McCall Road, Ste 210 Inglewood, FL 34224	-	-
Common Stock, No Par Value	Andrei A. Troubeev(4) 7736 37th Court E. Sarasota, FL	-	-
Common Stock, No Par Value	Charles A. Pearson, III(5) 6138 Turnbury Park Dr. Apt. 6301 Sarasota, FL 34234	-	-
Totals for Class as a Whole		4,089,600	49.60%

(1) Antonio F. Uccello, III is our Chairman, President, Chief Executive Officer, and Chief Financial Officer. Antonio F. Uccello, III is the 51% owner and manager of GO! Agency, LLC, a Florida limited liability company. GO! Agency owns 7,960,000 shares of the common stock of Sign Media Systems, Inc. which represents 94% of the total of the issued and outstanding shares of common stock. Antonio F. Uccello, III, as the manager and the 51% owner of GO! Agency, pursuant the terms of GO! Agency’s Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign Media System, Inc.’s common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has absolute control of us by virtue of his voting control of 7,960,000 shares of our common stock.

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

10.2	Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.3	Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.4	Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5	License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6	Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1	Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4	Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September 9, 2005.

21.	Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2004 and 2003, are as follows:

	2004	2003
Audit Fees	$23,000	$7,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

/s/ Antonio F. Uccello, III
      Antonio F. Uccello, III
      Chief Executive Officer, President, Chief Financial Officer,
      Chairman of the Board of Directors
      September 19, 2005

/s/ Thomas Bachman
      Thomas Bachman
      Director
      September 19, 2005
/s/ Stephen R. MacNamara
     Stephen R. MacNamara
     Director
     September 9, 2005