Form 10QSB/A
period 2004-06-30
SIGN MEDIA SYSTEMS INC
filed 2005-09-27
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Third Amendment)

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _________________

Commission file number 0-50742

SIGN MEDIA SYSTEMS, INC. (Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	02-0555904 (IRS Employer Identification No.)

2100 19th Street, Sarasota FL 34234 (Address of principal executive offices)

(941) 330-0336 (Issuer's telephone number)

______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of May 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto and is incorporated herein by reference. The Company restated its December 31, 2003 financial statements by $55,702 due to an increase of professional fees. Therefore, the June 30, 2004 deficit has been restated. The net income for the six months ended June 30, 2004 did not change as it remained at $231,261. See Note 9 of the Consolidated Financial Statements attached hereto.

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

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

(restated)
CURRENT ASSETS
Cash and cash equivalents	$32,765
Accounts receivable	807,480
Inventory	35,541
Prepaid expenses and other assets	15,478
Miscellaneous receivable	4,000
Total current assets	895,264

PROPERTY AND EQUIPMENT - Net	133,569

TOTAL ASSETS	$1,028,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$17,940
Accounts payable and accrued expenses	170,208
Due to related parties	109,761
Liability for stock to be issued	200,000

Total current liabilities	497,909

Long-term debt - net of current portion	17,995

Due to related parties	159,240

TOTAL LIABILITIES	675,144

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
June 30, 2004 and 8,460,000 shares issued and outstanding
at June 30, 2004	5,000
Additional paid-in capital	671,700
Accumulated deficit	(323,011)
Total stockholders' equity	353,689

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,028,833

The accompanying notes are an integral part of these condensed consolidated financials statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(restated)		(restated)

REVENUE	$654,484	$103,968	$371,884	$88,217

COST OF GOODS SOLD	94,260	33,424	39,116	17,796

GROSS PROFIT	560,224	70,544	332,768	70,421

OPERATING EXPENSES
Professional fees	28,021	80,421	6,664	17,219
General and administrative expenses	249,095	206,793	94,926	113,332
Depreciation	16,715	4,726	12,215	2,363
Total operating expenses	293,831	291,940	113,805	132,914

NET INCOME (LOSS) BEFORE OTHER (EXPENSE)	266,393	(221,396)	218,963	(62,493)

OTHER (EXPENSE)
Interest expense	(35,132)	(13,919)	(35,040)	(8,792)
Total Other (Expense)	(35,132)	(13,919)	(35,040)	(8,792)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	231,261	(235,315)	183,923	(71,285)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$231,261	$(235,315)	$183,923	$(71,285)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	0.028	(0.030)	0.022	(0.009)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,256,631	7,960,000	8,460,000	8,000,000

The accompanying notes are an integral part of these condensed consolidated financials statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
	2004	2003
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$231,261	$(235,315)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities

Depreciation	16,715	4,726

Changes in assets and liabilities:
(Increase) in accounts receivable	(235,582)	(74,195)
(Increase) decrease in inventory	2,850	(1,400)
Decrease in prepaid expenses and other current assets	39,666	-
(Increase) in miscellaneous receivable	(4,000)	-
Increase in accounts payable and accrued expenses	17,248	24,510
Assets received for stock	-	55,702
Total adjustments	(163,103)	9,343

Net cash provided by (used in) operating activities	68,158	(225,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(47,230)	(56,444)

Net cash (used in) investing activities	(47,230)	(56,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from long-term debt, net of current portion	(52,089)	12,259
Proceeds (payments) to related parties	(183,142)	232,989
Contribution of additional paid-in capital	200,000	34,437

Net cash provided by (used in) financing activities	(35,231)	279,685

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,303)	(2,731)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	47,068	5,138

CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,765	$2,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest.	$35,132	$13,919

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

Conversion of liability to common stock	$324,000	$-

The accompanying notes are an integral part of these condensed consolidated financials statements.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared by Sign Media Systems, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later that year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

The Company restated the June 30, 2004 financial statements by restating its December 31, 2003 deficit (see Note 9).

The Company began business as Go! Agency LLC, a Florida Limited Liability Company (“Go Agency”). Go Agency was formed in April 2000, principally to pursue third party truck side advertising. The principal of Go Agency invested approximately $857,000 in Go Agency pursuing this business. It became apparent that a more advanced truck side mounting system would be required and that third party truck side advertising alone would not sustain an ongoing profitable business. Go Agency determined to develop a technologically advanced mounting system and focused on a different business plan.

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

Revenue and Cost Recognition

Currently, the Company has three primary sources of revenue:

(1)	The sale and installation of their mounting system
(2)	The printing of advertising images to be inserted on trucks utilizing the Company’s mounting systems.
(3)	Third party advertising

The Company’s revenue recognition policy for these sources of revenue is as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. Typically, the Company recognizes revenue when orders are placed and they receive deposits on those orders. In regard to the revenue recognition of third party advertising, the Company recognizes the revenue once they have completed the task for which the consumer paid.

In addition, the Company offers manufacture’s warranties. The warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,
	2004	2003
		(restated)

Net income (loss)	$231,261	$(235,315)

Weighted-average common shares outstanding
Basic	8,256,631	7,960,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,256,631	7,960,000

NOTE 3-                PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2004 and 2003:

	2004	2003
Equipment	$71,634	$18,032
Furniture and Fixtures	41,798	29,552
Transportation Equipment	54,621	8,860
	168,053	56,444
Less: accumulated depreciation	34,484	4,726

Net Book Value	$133,569	$51,718

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

2004	$30,000
2005	30,000
2006	30,000
2007	15,000
$105,000

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

NOTE 7-                PROVISION FOR INCOME TAXES

The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at June 30, 2004:

Deferred tax assets	$172,401
Deferred tax valuation allowance	(172,401)

$-

Due to the uncertainty of utilizing the approximate $446,450 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8-                STOCKHOLDERS’ EQUITY

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

Deficit, restated at December 31, 2003	($554,272)

Net income for the six months ended June 30, 2004	$231,261

Deficit, June 30, 2004, restated	($323,011)

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

RESULTS OF OPERATIONS

Six Months Ended
June 30

	2004	2003 (restated)

Revenue	$654,484	$103,968
Cost of goods sold	94,260	33,424
Gross profit	560,224	70,544
Operating and other Expenses	328,963	305,859
Net income (loss)	$231,261	$(235,315)

Gross profit margin	86%	1%

Earnings per share of common stock	$0.028	$(0.030)

Weighted average of common shares	8,256,631	7,960,000

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

Three Months Ended
June 30

	2004	2003 (restated)

Revenue	$371,884	$88,217
Cost of goods sold	39,116	17,796
Gross profit	332,768	70,421
Operating and other Expenses	148,845	141,706
Net income (loss)	$183,923	$(71,285)

Gross profit margin	89%	80%

Earnings per share of common stock	$0.022	$(0.009)

Weighted average of common shares	8,460,000	8,000,000

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

Revenue for the three months ended June 30, 2004, increased $283,667 from the same period last year. Net income for the three months ended June 30, 2004, increased $255,208 from the same period last year. Earnings per share for the six months ended June 30,2004, increased $.03 from the same period last year.

MANAGEMENT’S DISCUSSION

The Company is in the business of developing, manufacturing and marketing mobile billboard mounting systems which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. The Company also produces digitally created outdoor, full color vinyl images (“Fleet Graphics”) which are inserted into the mounting systems and displayed primarily on trucks. The Company has developed mounting systems which allow Fleet Graphics to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the Fleet Graphics. The mounting systems’ proprietary cam-lever technology is the key to their operation.

The Company’s revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of Fleet Graphics, and sales of third party advertising utilizing the mobile billboard mounting systems and the Fleet Graphics mounted on the sides of trucks owned by third parties. During the six months and the three months ended June 30, 2004, $647,762 or 99% of the Company’s revenue came from the sale of its mobile billboard mounting systems and $6,722 or 1% of the Company’s revenue came from the sale of third party advertising.

A material part of the Company’s business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the six months ended June 30, 2004, the Company’s sales to this customer were approximately $622,741 or 95% of all sales. During the three months ended June 30, 2004, the Company’s sales to this customer were approximately $355,718 or 96 % of all sales. The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base. Applied Advertising Network, LLC is not a related party.

The Company attributes the increases in revenue, income from continuing operations and earnings per share to increases in sales due to the continued expansion of the Company’s sales and marketing division. The Company’s primary emphases is to expand sales nation wide and to also expand into Latin America by acquiring independent dealers.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2. Changes in Securities.

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company filed no Forms 8K for the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date: September 26, 2005	/s/ Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer and Chief Financial Officer Chairman of the Board