Form 10QSB/A
period 2005-03-31
SIGN MEDIA SYSTEMS INC
filed 2005-10-17
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
FIRST AMENDMENT

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _________________ Commission file number 000-50742

SIGN MEDIA SYSTEMS, INC. (Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	02-0555904 (IRS Employer Identification No.)

2100 19th Street, Sarasota FL 34234 (Address of principal executive offices)

(941) 330-0336 (Issuer's telephone number)
__________________________________________ (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of March 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2005	F-1

Condensed Consolidated Statements of Income (Operations) for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4-11

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

(restated)
CURRENT ASSETS
Cash and cash equivalents	$10,873
Accounts receivable	543,238
Inventory	85,572
Total current assets	639,683

Property and equipment, net	130,124

Other assets	4,000

TOTAL ASSETS	$773,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$13,815
Accounts payable and accrued expenses	260,700
Due to related parties	109,761
Liability for stock to be issued	224,900

Total current liabilities	609,176

Long-term debt, net of current portion	51,184

Due to related parties	169,236

TOTAL LIABILITIES	829,596

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized and
8,460,000 shares issued and outstanding at March 31, 2005	5,000
Additional paid-in capital	671,700
Accumulated deficit	(732,489)
Total stockholders' equity (deficit)	(55,789)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$773,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004
		(restated)

REVENUE - net of discounts	$22,271	$282,600

COST OF GOODS SOLD	2,507	55,144

GROSS PROFIT	19,764	227,456

OPERATING EXPENSES
Professional fees	20,610	21,357
General and administrative expenses	157,263	154,169
Depreciation	11,892	4,500
Total operating expenses	189,765	180,026

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(170,001)	47,430

OTHER INCOME (EXPENSE)
Interest income	2	-
Interest expense	(303)	(92)
Total Other Income (Expense)	(301)	(92)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(170,302)	47,338
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(170,302)	$47,338

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.020)	$0.006

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,222,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(170,302)	$47,338
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities

Depreciation	11,892	4,500

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	7,340	24,949
(Increase) in inventory	-	(8,283)
Decrease in prepaid expenses and other current assets	-	55,144
Increase in accounts payable and accrued expenses	90,711	15,380
Total adjustments	109,943	91,690

Net cash provided by (used in) operating activities	(60,359)	139,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(17,461)	(12,687)

Net cash (used in) investing activities	(17,461)	(12,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from long-term debt	(4,605)	(49,402)
Liability for stock to be issued	24,900	-
Proceeds (payments) to related parties - net	62,046	25,552

Net cash provided by (used in) financing activities	82,341	(23,850)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,521	102,491

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,352	47,068

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,873	$149,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest.	$-	$92

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION

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
MARCH 31, 2005 AND 2004

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
MARCH 31, 2005 AND 2004

NOTE 1 -             ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The Company has reclassified its June 30, 2004 condensed consolidated financial statements to reflect certain reclassifications on the condensed consolidated balance sheet. These reclassifications had no effect on any income or expense for the three months ended March 31, 2005.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Earnings per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,
	2005	2004
		(restated)

Net income (loss)	$(170,302)	$47,338

Weighted-average common shares outstanding
Basic	8,460,000	8,222,222

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,222,222

NOTE 3 -              PROPERTY AND EQUIPMENT
Property and equipment consist of the following at March 31, 2005 and 2004:
	2005	2004
Equipment	$88,923	$39,217
Furniture and Fixtures	57,882	35,947
Transportation Equipment	54,620	54,621
	201,425	129,785
Less: accumulated depreciation	71,301	18,534

Net Book Value	$130,124	$111,251

Depreciation expense for the three months ended March 31, 2005 and 2004 was $11,892 and $4,500, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 4 -              COMMITMENTS AND CONTINGENCIES

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

NOTE 5 -               RELATED PARTY TRANSACTIONS

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

NOTE 6 -               LONG-TERM DEBT

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004

NOTE 7 -               PROVISION FOR INCOME TAXES

The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at March 31, 2005:

Deferred tax assets	$299,575
Deferred tax valuation allowance	(299,575)
$-

Due to the uncertainty of utilizing the approximate $855,928 in net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8 -              STOCKHOLDERS’ EQUITY

As of March 31, 2005 and 2004, there were 100,000,000 shares of common stock authorized.

As of March 31, 2005 and 2004, there were 8,460,000 shares of common stock issued and outstanding.

During the three months ended March 31, 2005 the Company did not have any stock transactions.

NOTE 9 -               LIABILITY FOR STOCK TO BE ISSUED

As of March 31, 2005 the Company received $224,900 for common stock to be issued at a later date. Upon issuance of the common stock the liability will be removed.

NOTE 10  -            ADJUSTMENT

The Company had reclassified $123,439 from Additional Paid-In Capital to Accumulated Deficit at December 31, 2004. The reclassification was done since the client had terminated its S-Corp status during the year 2004.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended
March 31

	2005	2004 (restated)

Revenue	$22,271	$282,600
Cost of Revenue	2,507	55,144
Gross profit	19,764	227,456
Operating and Other Expenses	190,066	180,118
Net income (loss)	$(170,302)	$47,338

Gross profit margin	89%	80%

Earnings per share of common stock	$(0.020)	$0.006

The Company had reclassified $123,439 from Additional Paid-In Capital to Accumulated Deficit at December 31, 2004. The reclassification was done because the Company terminated its S-Corporation status under the Internal Revenue Code during the year 2004.

The Company generated $22,271 of revenue, $19,764 of gross profit, $(170,302) of net loss and $(0.020) in net loss per weighted-average common share for the three months ended March 31, 2005.

Net loss for the three months ended March 31, 2005, was $(170,302) or $(0.020) in net loss per weighted-average common share with 8,460,000 weighted average common shares outstanding compared with a earnings of $47,338 or $0.006 in earnings per weighted-average common with 8,222,222 weighted average common shares outstanding for the three months ended March 31, 2004.

Revenue for the three months ended March 31, 2005, decreased $260,329 from the same period last year. Cost of goods sold for the three months ended March 31, 2005, decreased $52,637 from the same period last year. Operating and other expenses for the three months ended March 31, 2005, increased $9,948 from the same period last year. Income from continuing operations for the three months ended March 31, 2005, decreased $217,640 from the same period last year.

Earnings per weighted-average common share was $(0.020) for the three months ended March 31, 2005, based on weighted-average common shares outstanding of 8,460,000, and earnings per weighted-average common share was $0.006 for the three months ended March 31, 2004 based upon weighted-average common shares outstanding of 8,222,222.

MANAGEMENT’S DISCUSSION

The Company attributes the decrease in revenue, cost of goods sold, gross profit and income form continuing operations to decreases in sales primarily due to the timing of the placement of orders from the Company’s primary dealer. The Company expects sales to increase in its second quarter of 2005 and that sales for the year to increase compared to sales in 2004. The Company’s primary emphases is to expand sales nation wide.

The Company will require significant capital to implement both its short term and long-term business strategies. However, there can be no assurance that such additional capital will be available or, if available, that the terms will be favorable to the Company. The absence of significant additional capital whether raised through a public or private offering or through other means, including either private debt or equity financings, will have a material adverse effect on the Company’s operations and prospects.

The Company’s operations have consumed and will continue to consume substantial amounts of capital, which, up until now, have been largely financed internally through cash flows, from loans from related parties, and private investors. The Company expects capital and operating expenditures to increase. Although the Company believes that it will be able to attract additional capital through private investors and as a result thereof its cash reserves and cash flows from operations will be adequate to fund its operations through the end of calendar year 2006, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period. No assurance can be given that any additional financing will be available or that, if available, it will be available on terms favorable to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly or discontinue its operations. The Company’s capital requirements are dependent upon many factors including, but not limited to, the rate at which it develops and introduces its products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to its products and services.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting.

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

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date October 13, 2005	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board