Form 10QSB/A
period 2005-06-30
SIGN MEDIA SYSTEMS INC
filed 2005-10-20
CIK 1277859

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2005	F-1

Condensed Consolidated Statements of Income (Operations) for the Six and Three Months Ended June 30, 2005 and 2004 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4-12

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS
(restated)

CURRENT ASSETS
Cash and cash equivalents	$13,705
Accounts receivable	8,929
Inventory	78,036

Total current assets	100,670

PROPERTY AND EQUIPMENT - Net	186,527

OTHER ASSETS
Due from related parties	1,200,000

Total other assets	1,200,000

TOTAL ASSETS	$1,487,197

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	$250,000
Liability for stock to be issued	224,900
Accounts payable and accrued expenses	222,823
Due to related parties	19,985
Current portion of long-term debt	9,211

Total current liabilities	726,919

Long-term debt - net of current portion	51,184

TOTAL LIABILITIES	$778,103

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
June 30, 2005 and 8,460,000 shares issued and outstanding
at June 30, 2005	$5,000
Additional paid-in capital	671,700
Accumulated deficit	32,394
Total stockholders' equity	709,094

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,487,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(restated)		(restated)

REVENUE	$511,385	$654,484	$489,114	$371,884

COST OF GOODS SOLD	13,396	94,260	10,889	39,116

GROSS PROFIT	497,989	560,224	478,225	332,768

OPERATING EXPENSES
Professional fees	33,854	28,021	13,244	6,664
General and administrative expenses	343,798	249,095	186,534	94,926
Depreciation	24,941	16,715	13,050	12,215
Total operating expenses	402,593	293,831	212,828	113,805

NET INCOME BEFORE OTHER INCOME (EXPENSE)	95,396	266,393	265,397	218,963

OTHER INCOME (EXPENSE)
Other income	103		101
Recovery of bad debt expense	500,000		500,000
Interest expense	(918)	(35,132)	(615)	(35,040)
Total Other Income (Expense)	499,185	(35,132)	499,486	(35,040)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	594,581	231,261	764,883	183,923
Provision for income taxes	-	-	-	-

NET INCOME APPLICABLE TO COMMON SHARES	$594,581	$231,261	$764,883	$183,923

NET INCOME PER BASIC AND DILUTED SHARES	0.070	0.028	0.090	0.022

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,256,631	8,460,000	8,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	2005	2004
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594,581	$231,261
Adjustments to reconcile net income to net cash provided by
operating activities

Depreciation	24,941	16,715

Changes in assets and liabilities:
(Increase) in accounts receivable	541,649	(235,582)
(Increase) decrease in inventory	7,536	2,850
Decrease in prepaid expenses and other current assets	4,000	39,666
(Increase) in miscellaneous receivable	-	(4,000)
Increase in accounts payable and accrued expenses	52,834	17,248
Increase in deferred revenue	250,000	-
Total adjustments	880,960	(163,103)

Net cash provided by operating activities	1,475,541	68,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(86,913)	(47,230)

Net cash (used in) investing activities	(86,913)	(47,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	24,900	-
Payments on long-term debt	(9,209)	(52,089)
Payments on debt - related parties	(1,396,966)	(183,142)
Contribution of additional paid-in capital	-	200,000

Net cash (used in) financing activities	(1,381,275)	(35,231)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,353	(14,303)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,352	47,068

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,705	$32,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest.	$-	$35,132

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

Conversion of liability to common stock	$-	$324,000

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of GO! Agency, LLC, a Florida limited liability company (“Go Agency”), a company formed on June 20, 2000, as E Signs Plus.com, LLC, a Florida limited liability company. In this exchange, the Company assumed some debt of GO! Agency and the exchange qualified as a tax-free exchange under IRC Section 351. The net assets received were valued at historical cost. The net assets of Go Agency that were exchanged for the shares of stock were as follows:

Accounts receivable	$30,668
Fixed assets, net of depreciation	112,214
Other assets	85,264
Accounts payable	(29,242)
Notes payable	(27,338)
Other payables	(115,864)

Totals	$55,702

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Management believes that all accounts receivable as of June 30, 2005 are fully collectible. Therefore, no allowance for doubtful accounts is recorded. The Company recovered $500,000 in the quarter ended June 30, 2005 that was previously recorded as an allowance for bad debt.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,
	2005	2004

Net income	$594,581	$231,261

Weighted-average common shares outstanding
Basic	8,460,000	8,256,631

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,256,631

NOTE 3 -               PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2005 and 2004:

	2005	2004
Equipment	$104,234	$71,634
Furniture and Fixtures	112,022	41,798
Transportation Equipment	54,621	54,621
	270,877	168,053
Less: accumulated depreciation	84,350	34,484

Net Book Value	$186,527	$133,569

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

2005	$30,000
2006	30,000
2007	15,000
$75,000

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

On June 28, 2005, the Company loaned to Olympus Leasing Company, a related party, $1,200,000. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010.

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

NOTE 7-               PROVISION FOR INCOME TAXES

The net deferred tax assets in the accompanying condensed consolidated balance sheets include the following components at June 30, 2005:

Deferred tax assets	$10,000
Deferred tax valuation allowance	(10,000)

$-

The Company will utilize its net operating losses to offset any Federal Income Tax due. The timing differences are approximately $33,000

NOTE 8 -               STOCKHOLDERS’ EQUITY

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 10 -            RESTATEMENT

The Company has restated its June 30, 2005 financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt.

The effect of this restatement did not effect total stockholders equity. The effect did increase net income from $94,581 to $594,581 and earnings per share from .011 to .070.

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

RESULTS OF OPERATIONS

Six Months Ended
June 30

	2005	2004
	(restated)
Revenue	$511,385	$654,484
Cost of goods sold	13,396	94,260
Gross profit	497,989	560,224
Operating and other Expenses	403,511	328,963
Other income	500,103	-
Net income (loss)	$594,581	$231,261

Gross profit margin	97%	86%

Earnings per share of common stock	$0.070	$0.028

Weighted average of common shares	8,460,000	8,256,621

The Company restated its June 30, 2005 financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt. The effect of this restatement did not effect total stockholders equity. The effect did increase net income from $94,581 to $594,581 and earnings per share from .011 to .070.

For the six months ended June 30, 2005, the Company generated $511,385 of revenue, $497,989 of gross profit, $500,103 in other income which included $500,000 in recovery of bad debt expense, $594,581 of net income, and $0.070 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

For the six months ended June 30, 2004, the Company generated $654,484 of revenue, $560,224 of gross profit, $231,261 of net income, and $0.028 of net income per weighted common share based upon a weighted average of 8,256,631 common shares outstanding.

Revenue for the six months ended June 30, 2005, exclusive of recovery of bad debt expense, decreased $143,099 from the same period last year. Net income for the six months ended June 30, 2005, increased $363,320 from the same period last year primarily due to the recovery of bad debt expense. Earnings per share for the six months ended June 30,2005, increased $0.004 from the same period last year.

Cost of goods sold significantly decreased as a percentage of revenue during the six month ended June 30, 2005. This is primarily the result of two factors: (1) the Company has significantly reduced the cost of manufacturing its framing systems by significantly reducing the number of necessary parts and the cost of those parts, and (2) the Company acquired a grand format printer which significantly reduced the cost of its digital graphics.

Three Months Ended
June 30

	2005	2004
	(restated)
Revenue	$489,114	$371,884
Cost of goods sold	10,889	39,116
Gross profit	478,225	332,768
Operating and other Expenses	213,443	148,845
Other income	500,101	-
Net income (loss)	$764,883	$183,923

Gross profit margin	98%	89%

Earnings per share of common stock	$0.090	$0.022

Weighted average of common shares	8,460,000	8,460,000

For the three months ended June 30, 2005, the Company generated $489,114 of revenue, $478,225 of gross profit, $500,101 of other income which included $500,000 in recovery of bad debt expense, $764,883 of net income, and $0.090 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

For the three months ended June 30, 2004, the Company generated $371,884 of revenue, $332,768 of gross profit, $183,923 of net income, and $0.022 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

Revenue for the three months ended June 30, 2005, increased $117,230 from the same period last year. Net income for the three months ended June 30, 2005, increased $580,960 from the same period last year primarily due to recovery of bad debt expense. Earnings per share for the three months ended June 30,2005, increased $0.068 from the same period last year.

MANAGEMENT’S DISCUSSION

The Company is in the business of developing, manufacturing and marketing mobile billboard mounting systems which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. The Company also produces digitally created outdoor, full color vinyl images which are inserted into the mounting systems and displayed primarily on trucks. The Company has developed mounting systems which allow the digital images to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the Fleet Graphics. The mounting systems’ proprietary cam-lever technology is the key to their operation.

The Company’s revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of digital printing, and sales of third party advertising utilizing the mobile billboard mounting systems. During the six months ended June 30, 2005, $496,904. or 97% of the Company’s revenue came from the sale of its mobile billboard mounting systems, $0.00 or 00% of the Company’s revenue came from the sale of third party advertising and $15,281 or 3% of the Company’s revenue came from the sale of digital printing.

A material part of the Company’s business is currently dependent upon one key customer, Advanced Advertising Network, LLC of Lake Mary, Florida. During the six months ended June 30, 2005, the Company’s sales to this customer were approximately $485,816 or 95% of all sales. During the three months ended June 30, 2005, the Company’s sales to this customer were approximately $459,768 or 94% of all sales. The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base. Advanced Advertising Network, LLC is not a related party.

For the six months ended June 30, 2005, the Company attributes the increase in revenue, net income and earnings per share to increases in sales and the elimination of bad debt expense. The Company’s primary emphases is to expand sales nation wide and to also expand into Latin America by acquiring independent dealers.

On June 28, 2005, the Company loaned , $1,200,000 to Olympus Leasing Company, a related party. The loan is for a period of fives year with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010. At June 28, 2005, Antonio F. Uccello, III, was, and is today, the President, Chairman and owner of 45% of the issued and outstanding shares of stock of Olympus Leasing. Antonio F. Uccello, III, and was and is one of the Company’ officers and directors and an indirect shareholder of Sign Media Systems, Inc. Olympus Leasing is engaged in the business of providing commercial financing. Olympus Leasing has outstanding financing agreements with numerous other unrelated parties. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. The Company does not anticipate that this loan will affect its ability to conduct its business.

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

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

Exhibit Number	Description of Exhibit
10.6	Promissory Note described in Part II, Item 5 above
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company filed no Forms 8K for the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGN MEDIA SYSTEMS, INC. (Registrant)
Date: October 11, 2005	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board