Form 10KSB/A
period 2004-12-31
SIGN MEDIA SYSTEMS INC
filed 2005-11-18
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Fourth Amendment)
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

Our revenue for both periods was generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck side advertising. During the year ended December 31, 2004 we generated $1,276,766 or 94% of our revenue from the sale of our mobile billboard mounting systems, $1,846 or 0% of our revenue from the printing of digital graphics and $83,350 or 6% of our revenue from truck side advertising. During the year ended December 31, 2003, we generated $699,612 or 90% of our revenue from the sale of our mobile billboard mounting systems, $74,737 or 10% of our revenue from the printing of digital graphics and nothing from truck side advertising.

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

Accounts receivable aging for the year ended December 31, 2004 are summarized in the table below.

AT DECEMBER 31, 2004:
	1-30	31-60	61-90	> 90	TOTAL
TOTALS	$7,781	$5,046	-	$1,037,751	$1,050,578

All accounts receivable are delinquent after 30 days. Out of the total accounts receivable, $537,751 are attributable to one key customer and all of that amount was delinquent at December 31, 2004. No payments on this delinquency were made in the year ending December 31, 2004. Because of the large amount of the delinquency, the fact that $537,751 of the delinquency is attributable to one key customer and because of the long delay in payment, we established a bad debt expense of $500,000 for the year ended December 31, 2004. This is an increase of $500,000 from the prior period. We have been in discussions with the customer and we believe, but cannot guarantee, that the full amount of the delinquency will be satisfied by cash payment during the quarter ending June 30, 2005.

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

We have begun training outside parties to become certified installers of our products. We anticipate that having more installers will make repairs and change-outs of graphics convenient and cost effective for our customers. However, we may not be able to train enough installers to handle the potential demand for our products. This would result in delays in service, which could affect customer satisfaction and adversely affect our business. Currently, we believe that we have sufficient numbers of trained installers to handle the potential demand and expect to be able to continue to train additional installers to keep pace with the anticipated growth of our business. However, there can be no guarantee that this will occur. Once we train outside independent installers to install our products, we will not be supervising each of them on a continuing basis. Although each certified independent installer is anticipated to be under contract with us to install our products only according to our specifications, we cannot guarantee that this level of installation will occur in every case, and it is possible that we may face liability for the installers’ actions if our products injure or damage other people or their property. We intend to procure indemnification agreements from our certified independent installers to avoid this potential problem.

ITEM 7. FINANCIAL STATEMENTS

SIGN MEDIA SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)
Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2004 and 2003	24

Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003	25

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2004 and 2003	26
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004
and 2003	27

Notes to Consolidated Financial Statements	28-42

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

The Company has reclassified and decreased its accumulated deficit for the years ended 2004 and 2003 by $123,439 to reflect the termination of its prior S corporation tax status. This reclassification does not affect income or loss or the net stockholders’ equity or deficit for the years ended, respectively.

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

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

		Restated
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,915)	$(554,272)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:
Depreciation	41,640	17,769
Impairment	-	450,000
Common stock issued for services	-	75,000
Provision for losses on accounts receivable	500,000	-

Changes in assets and liabilities:
(Increase) in accounts receivable	(478,680)	(539,935)
(Increase) in inventory	(47,181)	(30,126)
Decrease in prepaid expenses and other current assets	51,144	30,120
Increase in accounts payable and accrued expenses	17,029	83,536
Total adjustments	83,952	86,364

Net cash provided by (used in) operating activities	76,037	(467,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(63,141)	(8,609)
Net cash (used in) investing activities	(63,141)	(8,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	-	24,000
Proceeds from long-term debt	(18,420)	65,283
Proceeds from debt - related parties	(235,192)	350,521
Payments on long-term debt	-	(4,597)
Payments on debt-related party	-	(77,260)
Common stock issuance	200,000	160,500
Net cash provided by (used in) financing activities	(53,612)	518,447

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,716)	41,930

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	47,068	5,138

CASH AND CASH EQUIVALENTS - END OF YEAR	$6,352	$47,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$82,253	$110,081

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets received for stock (see note 1)	$-	$55,702
Common stock issued for goodwill	$-	$150,000
Common stock issued for services	$-	$75,000

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

Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities" (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days. The Company's major customer at December 31, 2004, was uncharacteristically slow in paying their outstanding invoices during December 31, 2004. Management after discussing the situation with the customer determined that an allowance for doubtful accounts should be set up for $500,000.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               (CONTINUED)

Provision for Bad Debt (Continued)

Management's policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

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
DECEMBER 31, 2004 AND 2003

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
DECEMBER 31, 2004 AND 2003

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

NOTE 5-               RELATED PARTY TRANSACTIONS

On January 28, 2002, Sign Media Systems, Inc. was formed as a Florida Corporation but did not begin business operations until April 2002. Most of the revenue that Sign Media Systems, Inc. earned was contract work with Go! Agency, LLC, a Florida limited liability company, a related party. Sign Media Systems, Inc. would contract Go! Agency, LLC to handle and complete jobs. There was no additional revenue or expense added from one entity to the other.

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
$69,102

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 7-                PROVISION FOR INCOME TAXES

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets	$188,740	$186,6003
Deferred tax valuation allowance	(188,740)	(186,603)

Net deferred tax assets	$-	$-

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

(3) Thomas Bachman is a Director.

(4) Andrei A. Troubeev is our Vice-President of Engineering.

(5) Charles A. Pearson, III is our Vice President of Sales and Marketing.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We were formed as a Florida corporation with the name Sign Media Systems, Inc. on January 28, 2002, but did not begin business operations until April 2002. Most of the revenue that we earned was contract work with GO! Agency, LLC, a Florida limited liability company, a related party. We would contract with GO! Agency to handle and complete jobs. There was no additional revenue or expense added from one entity to the other. Throughout 2002, we maintained Due To/From accounts with GO! Agency to properly reflect the related party transactions. As of December 31, 2003, we had an outstanding liability in the amount of $4,739 due to GO! Agency and this amount is reflected in our consolidated balance sheet for the year ended December 31, 2003, as current portion of debt-related parties. As of December 31, 2004, we had an outstanding liability in the amount of $12,878 due to GO! Agency and this amount is reflected in our consolidated balance sheet for the year ended December 31, 2004, as current portion of debt-related parties. No payment or repayment terms had been established as of December 31, 2004. The total revenue derived from GO! Agency for the period January 28, 2002 (Inception) through December 31, 2002 was $143,775.

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

INDEX TO EXHIBITS

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

10.2	Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.3	Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

&ltR&gt

10.4	Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5	License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6	Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1	Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4	Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September 9, 2005.

21.	Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

&lt/R&gt
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2004 and 2003, are as follows:

	2004	2003
Audit Fees	$23,000	$7,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
November 15, 2005

/s/ Thomas Bachman
Thomas Bachman
Director
November 15, 2005

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
September 9, 2005