Form 10QSB/A
period 2005-06-30
SIGN MEDIA SYSTEMS INC
filed 2005-11-22
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Second Amendment)

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _________________

Commission file number 0-50742

SIGN MEDIA SYSTEMS, INC. _____________________________________________________________________________ (Exact name of small business issuer as specified in its charter)

FLORIDA ________________________________________________ (State or other jurisdiction of incorporation or organization)	02-0555904 ____________________________ (IRS Employer Identification No.)

2100 19th Street, Sarasota FL 34234 _____________________________________________________________________________ (Address of principal executive offices)

(941) 330-0336 _____________________________________________________________________________ (Issuer's telephone number)

_____________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2005	4

Condensed Consolidated Statements of Income for the Six and Three Months	5
Ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2005 and 2004 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-14

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

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	2005	2004
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594,581	$231,261
Adjustments to reconcile net income to net cash provided by
operating activities

Recovery of allowance for accounts receivable	(500,000)	-
Depreciation	24,941	16,715

Changes in assets and liabilities:
(Increase) in accounts receivable	1,041,649	(235,582)
(Increase) decrease in inventory	7,536	2,850
Decrease in prepaid expenses and other current assets	4,000	39,666
(Increase) in miscellaneous receivable	-	(4,000)
Increase in accounts payable and accrued expenses	52,834	17,248
Increase in deferred revenue	250,000	-
Total adjustments	880,960	(163,103)

Net cash provided by operating activities	1,475,541	68,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(86,913)	(47,230)

Net cash (used in) investing activities	(86,913)	(47,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	24,900	-
Payments on long-term debt	(9,209)	(52,089)
Payments on debt - related parties	(1,396,966)	(183,142)
Contribution of additional paid-in capital	-	200,000

Net cash (used in) financing activities	(1,381,275)	(35,231)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,353	(14,303)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,352	47,068

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,705	$32,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest.	$-	$35,132

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

Conversion of liability to common stock	$-	$324,000

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(restated)		(restated)

REVENUE	$511,385	$654,484	$489,114	$371,884
Other revenue - recovery of bad debt	500,000	-	500,000	-
Total revenue	1,011,385	654,484	989,114	371,884

COST OF GOODS SOLD	13,396	94,260	10,889	39,116

GROSS PROFIT	997,989	560,224	978,225	332,768

OPERATING EXPENSES
Professional fees	33,854	28,021	13,244	6,664
General and administrative expenses	343,798	249,095	186,534	94,926
Depreciation	24,941	16,715	13,050	12,215
Total operating expenses	402,593	293,831	212,828	113,805

NET INCOME BEFORE OTHER INCOME (EXPENSE)	595,396	266,393	765,397	218,963

OTHER INCOME (EXPENSE)
Other income	103	-	101	-
Interest expense	(918)	(35,132)	(615)	(35,040)
Total Other Income (Expense)	(815)	(35,132)	(514)	(35,040)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	594,581	231,261	764,883	183,923
Provision for income taxes	-	-	-	-

NET INCOME APPLICABLE TO COMMON SHARES	$594,581	$231,261	$764,883	$183,923

NET INCOME PER BASIC AND DILUTED SHARES	0.070	0.028	0.090	0.022

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,256,631	8,460,000	8,460,000

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

Revenue and Cost Recognition

Currently, the Company has three primary sources of revenue:

(1)	The sale and installation of their mounting system;
(2)	The printing of advertising images to be inserted on trucks utilizing the Company’s mounting systems; and
(3)	Third party advertising.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” the Company has intent and belief that all amounts in accounts receivable are collectible. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days. The Company's major customer at December 31, 2004, was uncharacteristically slow in paying their outstanding invoices during December 31, 2004. Management after discussing the situation with the customer determined that an allowance for doubtful accounts should be set at $500,000.

Management's policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

In the interim period ended June 30, 2005, the entire $500,000 established by the Company in 2004 as an allowance for doubtful accounts was paid in full by cash payment. In accordance with the Company’s policies for Provisions for Bad Debt, the Company reversed its entry made in 2004 relating to the allowance for doubtful accounts and recorded the cash receipt.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004

NOTE 5-               RELATED PARTY TRANSACTIONS (CONTINUED)

On June 28, 2005, the Company loaned $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman, a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principle and unpaid interest due and payable in full on June 28, 2010. There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. Each loan is personally guaranteed by the chiropractic physician. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of tables which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table. Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $228,000 pursuant to the note attached hereto as Exhibit 10.6. Because of the foregoing facts, the Company believes there is the probability of a default on the loan by it to Olympus Leasing is unlikely. For the six months ended June 30, 2005, the Company had net income of over $500,000. Moreover, the Company has achieved substantial savings on manufacturing costs because of engineering advances which has reduced the Company’s cost of goods sold. In the Company’s Form 10-KSB/A at December 31, 2004, it budgeted approximately $1,300,000 of expenses for the year ending December 31, 2005. Through the first six months of 2005, the Company is on pace to expend expenses of approximately $800,000 which is $500,000 below budget. For all of the foregoing reasons, the Company believes, but cannot guarantee, that the loan to Olympus Leasing will not affect liquidity.

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

NOTE 8-                 STOCKHOLDERS’ EQUITY

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

NOTE 10-              RESTATEMENT

The Company has restated its June 30, 2005 financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt.

The effect of this restatement did not affect total stockholders equity. The effect did increase net income from $94,581 to $594,581 and earnings per share from .011 to .070.

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

RESULTS OF OPERATIONS

Six Months Ended
June 30

	2005	2004
	(restated)
Revenue	$1,011,385	$654,484
Cost of goods sold	13,396	94,260
Gross profit	997,989	560,224
Operating and other expenses	403,408	328,963
Net income (loss)	$594,581	$231,261
Gross profit margin	99%	86%
Earnings per share of common stock	$0.070	$0.028
Weighted average of common shares	8,460,000	8,256,631

The Company restated its June 30, 2005 financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt. The $500,000 recovery of bad debt is now included in revenue. The effect of this restatement did not effect total stockholders’ equity. The effect did increase net income from $94,581 to $594,581 and earnings per share from .011 to .070. The recovery of the $500,000 of bad debt was due entirely to a cash payment to the Company by one key customer that contributes the bulk of the Company’s revenue.

For the six months ended June 30, 2005, the Company generated $1,011,385 of revenue, which included $500,000 as recovery of bad debt expense, $997,989 of gross profit, $594,581 of net income, and $0.070 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

For the six months ended June 30, 2004, the Company generated $654,484 of revenue, $560,224 of gross profit, $231,261 of net income, and $0.028 of net income per weighted common share based upon a weighted average of 8,256,631 common shares outstanding.

Revenue for the six months ended June 30, 2005, exclusive of recovery of $500,000 in bad debt expense, decreased $143,099 from the same period last year. Net income for the six months ended June 30, 2005, increased $363,320 from the same period last year primarily due to the recovery of $500,000 in bad debt expense. Earnings per share for the six months ended June 30, 2005, increased $0.042 from the same period last year.

Cost of goods sold significantly decreased as a percentage of revenue during the six month ended June 30, 2005. This is primarily the result of three factors: (1) the Company has significantly reduced the cost of manufacturing its framing systems by significantly reducing the number of necessary parts and the cost of those parts, (2) the Company acquired a grand format printer which significantly reduced the cost of its digital graphics, and (3) the Company recovered $500,000 in bad debt expense from a previous period.

Three Months Ended
June 30

	2005	2004
	(restated)
Revenue	$989,114	$371,884
Cost of goods sold	10,889	39,116
Gross profit	978,225	332,768
Operating and other Expenses	213,342	148,845
Net income (loss)	$764,883	$183,923
Gross profit margin	99%	89%
Earnings per share of common stock	$0.090	$0.022
Weighted average of common shares	8,460,000	8,460,000

For the three months ended June 30, 2005, the Company generated $989,114 of revenue, which included $500,000 as recovery of bad debt expense, $978,225 of gross profit, $764,883 of net income, and $0.090 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding. .

For the three months ended June 30, 2004, the Company generated $371,884 of revenue, $332,768 of gross profit, $183,923 of net income, and $0.022 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

Revenue for the three months ended June 30, 2005, exclusive of recovery of $500,000 in bad debt expense, increased $117,230 from the same period last year. Net income for the three months ended June 30, 2005, increased $580,960 from the same period last year primarily due to recovery of bad debt expense. Earnings per share for the three months ended June 30,2005, increased $0.068 from the same period last year.

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

On June 28, 2005, the Company loaned, $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman and a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010. There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. . Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. Each loan is personally guaranteed by the chiropractic physician. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of chiropractic adjustment tables which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table. Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made re-payments to the Company of $228,000 pursuant to the note attached hereto as Exhibit 10.6. Because of the foregoing facts, the Company believes that the probability of a default on the loan by it to Olympus Leasing is unlikely. For the six months ended June 30, 2005, the Company had net income of over 500,000. Moreover, the Company has achieved substantial savings on manufacturing costs because of engineering advances which have reduced the Company's cost of goods sold. In the Company’s Form 10-KSB/A at December 31, 2004, it budgeted approximately $1,300,000 of expenses for the year ending 2005. Through the first six months of 2005, the Company is on pace to expend expenses of approximately $800,000 which is $500,000 below budget. For all of the foregoing reasons, the Company believes, but cannot guarantee, that the loan to Olympus Leasing will not effect liquidity.

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
-------------------------------------------------------------------------------------------------

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

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date November 11, 2005	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board