Form 10QSB
period 2005-09-30
SIGN MEDIA SYSTEMS INC
filed 2005-11-22
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Document Incorporated by reference: Exhibit 10.6 from the Company’s Form 10-QSB/A2 dated November 11, 2005, and filed with the Securities and Exchange Commission on November 18, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2005.
(b)	Condensed Consolidated Statements of Income for the Nine and Three Month Months ended September 30, 2005 and 2004 (Unaudited);
(c)	Condensed Consolidated Statements of Cash Flows for the Nine and Three Months ended September 30, 2005 and 2004 (Unaudited);
(d)	Notes to Condensed Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,015
Accounts receivable	705,463
Interest receivable	15,900
Inventory	70,500
Due from employees	700

Total current assets	798,578

PROPERTY AND EQUIPMENT - Net	190,750

OTHER ASSETS
Due from related parties	972,000

Total other assets	972,000

TOTAL ASSETS	$1,961,328

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Deferred revenue	$538,948
Liability for stock to be issued	224,900
Accounts payable and accrued expenses	232,765
Income taxes payable	61,000
Due to related parties	14,151
Current portion of long-term debt	4,606

Total current liabilities	1,076,370

Long-term debt - net of current portion	51,184

TOTAL LIABILITIES	$1,127,554

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
September 30, 2005 and 8,460,000 shares issued and outstanding
at September 30, 2005	$5,000
Additional paid-in capital	671,700
Retained Earnings	157,074
Total stockholders' equity	833,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,961,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

REVENUE - sales	$ 936,923	$ 1,291,885	$ 425,538	$ 637,401
OTHER REVENUE - recovery of bad debt	500,000	-	-	-

Total revenue	1,436,923	1,291,885	425,538	637,401

COST OF GOODS SOLD	28,299	196,469	14,903	102,209

GROSS PROFIT	1,408,624	1,095,416	410,635	535,192

OPERATING EXPENSES
Professional fees	86,765	63,064	52,911	35,043
General and administrative expenses	513,753	320,258	170,754	71,163
Depreciation	41,333	17,463	16,392	748
Total operating expenses	641,851	400,785	240,057	106,954

NET INCOME BEFORE OTHER INCOME (EXPENSE)	766,773	694,631	170,578	428,238

OTHER INCOME (EXPENSE)
Interest income	15,900	-	15,900	-
Other income	104	-	1	-
Interest expense	(2,516)	(53,609)	(799)	(18,477)
Total Other Income (Expense)	13,488	(53,609)	15,102	(18,477)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	780,261	641,022	185,680	409,761
Provision for income taxes	61,000	80,850	61,000	-

NET INCOME APPLICABLE TO COMMON SHARES	$719,261	$560,172	$124,680	$409,761

NET INCOME PER BASIC AND DILUTED SHARES	$0.09	$0.07	$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,368,865	8,460,000	8,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$719,261	$560,172
Adjustments to reconcile net income to net cash provided by
operating activities

Recovery of allowance for accounts receivable	(500,000)	-
Depreciation	41,333	17,463

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	345,115	(834,442)
(Increase) in investment receivable	(15,900)	-
Decrease in inventory	15,072	4,995
Decrease in prepaid expenses and other current assets	3,300	55,144
(Increase) in miscellaneous receivable	-	(4,000)
Increase in accounts payable and accrued expenses	62,776	67,666
Increase in income taxes payable	61,000	80,850
Increase in deferred revenue	538,948	-
Total adjustments	551,644	(612,324)

Net cash provided by (used in) operating activities	1,270,905	(52,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(107,528)	(63,141)
Investment in related party	(1,200,000)	-
Proceeds from investment in related party	228,000	-

Net cash (used in) investing activities	(1,079,528)	(63,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	24,900	-
Payments on long-term debt	(13,814)	(55,214)
Payments on debt - related parties	(202,800)	(73,685)
Contribution of additional paid-in capital	-	200,000

Net cash (used in) provided by financing activities	(191,714)	71,101

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(337)	(44,192)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,352	47,068

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,015	$2,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest.	$-	$53,609

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:

Conversion of liability to common stock	$-	$324,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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

The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of GO! Agency, LLC, a Florida limited liability company (“Go Agency”), a company formed on June 20, 2000, as E Signs Plus.com, LLC, a Florida limited liability

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
SEPTEMBER 30, 2005 AND 2004

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the nine months ended September 30, 2005 and 2004.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

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
Trucks                                         3 years

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Management believes that all accounts receivable as of September 30, 2005 are fully collectible. Therefore, no allowance for doubtful accounts is recorded. The Company recovered $500,000 in the quarter ended June 30, 2005 that was previously recorded as an allowance for bad debt.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $2,525 and $4,593 for the nine months ended September 30, 2005 and 2004, respectively

Fair Value of Financial Instruments

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
SEPTEMBER 30, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,
	2005	2004

Net income	$719,261	$560,172

Weighted-average common shares outstanding
Basic	8,460,000	8,368,865

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,368,865

NOTE 3-                 PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2005 and 2004:

	2005	2004
Equipment	$124,850	$71,461
Furniture and Fixtures	112,022	57,882
Transportation Equipment	54,621	54,621
	291,493	183,964
Less: accumulated depreciation	100,743	35,232

Net Book Value	$190,750	$148,732

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $41,333 and $17,463, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 4-                COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at September 30, 2005 under this lease are as follows:

2005	$7,500
2006	30,000
2007	15,000
$52,500

Rent expense for the nine months ended September 30, 2005 and 2004 was $24,075, and $35,698, respectively.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of September 30, 2005 there was $0 due to Olympus. Other due to related party advances were $14,151. Due from related parties totaled $14,151 at September 30, 2005.

On June 28, 2005, the Company loaned $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman, a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principle and unpaid interest due and payable in full on June 28, 2010.There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 5-               RELATED PARTY TRANSACTIONS (CONTINUED)

States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. Each loan is personally guaranteed by the chiropractic physician. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of tables which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table. Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $228,000 pursuant to the note attached hereto as Exhibit 10.6. Because of the foregoing facts, the Company believes there is the probability of a default on the loan by it to Olympus Leasing is unlikely. For the nine months ended September 30, 2005, the Company had net income of over $700,000. Moreover, the Company has achieved substantial savings on manufacturing costs because of engineering advances which has reduced the Company’s cost of goods sold. In the Company’s Form 10-KSB/A at December 31, 2004, it budgeted approximately $1,300,000 of expenses for the year ending December 31, 2005. Through the first nine months of 2005, the Company is on pace to expend expenses of approximately $855,000 which is $445,000 below budget. For all of the foregoing reasons, the Company believes, but cannot guarantee, that the loan to Olympus Leasing will not effect liquidity.

NOTE 6-                 LONG-TERM DEBT

Long-term debt consists of two installment notes with GMAC Finance. As discussed in Note 1, the Company assumed debt from Go! Agency as of January 28, 2002. On June 18, 2003, the Company acquired a truck in the amount of $45,761 financed by GMAC over a period of 5 years. Monthly payments are $763. The loan carries no interest charges.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004

NOTE 7-                   PROVISION FOR INCOME TAXES

Current tax expense	$229,000
Benefit of loss carry forward	(168,000)

Net current expense	$61,000

The Company will utilize its net operating losses to offset any Federal Income Tax due.

NOTE 8-                    STOCKHOLDERS’ EQUITY

As of September 30, 2005 and 2004, there were 100,000,000 shares of common stock authorized.

As of September 30, 2005 and 2004, there were 8,460,000 shares of common stock issued and outstanding.

During the nine months ended September 30, 2004 the Company issued 216,000 shares of common stock in conversion of a liability.

During the nine months ended September 30, 2005 the Company did not have any stock transactions.

NOTE 9-                   LIABILITY FOR STOCK TO BE ISSUED

At September 30, 2005, the Company has recorded $224,900 for common stock to be issued at a later date. Upon the issuance of the common stock the liability will be removed.

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

RESULTS OF OPERATIONS

Nine Months Ended
September 30

	2005	2004

Revenue	$1,436,923	$1,291,885
Cost of goods sold	28,299	196,469
Gross profit	1,408,624	1,095,416
Operating and other expense	628,363	454,394
Net income (loss) before Provision for income taxes	780,261	641,022
Provision for income taxes	61,000	80,850
Net income applicable to common shares	$719,261	$560,172
Gross profit margin	98%	85%
Earnings per share of common stock	$0.09	$0.07
Weighted average of common shares	8,460,000	8,368,865

The Company restated its June 30, 2005, financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt. The $500,000 recovery of bad debt is now included in revenue. The effect of this June 30, 2005, restatement did not effect total stockholders’ equity. The effect did increase revenue from $936,923 to 1,436,923, net income after provision for income taxes from $219,261 to $719,261 and earnings per share from .03 to .09 for the nine months ended September 30, 2005. The recovery of the $500,000 of bad debt was due entirely to a cash payment to the Company by one key customer that contributes the bulk of the Company’s revenue.

For the nine months ended September 30, 2005, the Company generated $1,436,923 of revenue, which included $500,000 as recovery of bad debt expense in the immediately preceding quarterly period, $1,408,624 of gross profit, $719,216 of net income applicable to common shares after a provision of $61,000 for income taxes and $0.09 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

For the nine months ended September 30, 2004, the Company generated $1,291,885 of revenue, $1,095,416 of gross profit, $560,172 of net income applicable to common shares after a provision of $80,850 for income taxes, and $0.07 of net income per weighted common share based upon a weighted average of 8,368,865 common shares outstanding.

Revenue for the nine months ended September 30, 2005, exclusive of recovery of $500,000 in bad debt expense, decreased $354,962 from the same period last year. Net income applicable to common shares for the nine months ended September 30, 2005, increased $159,089 from the same period last year primarily due to the recovery of $500,000 in bad debt expense in the immediately preceding quarter. Without the recovery of $500,000 in bad debt expense in the immediately preceding quarter, net income applicable to common shares for the nine months ended September 30, 2005 would have decreased $340,911. Earnings per share for the nine months ended September 30, 2005, increased $0.02 from the same period last year primarily due to the recovery of $500,000 in bad debt expense in the immediately preceding quarter.

Cost of goods sold significantly decreased as a percentage of revenue during the nine month ended September 30, 2005. This is primarily the result of three factors: (1) the Company has significantly reduced the cost of manufacturing its framing systems by significantly reducing the number of necessary parts and the cost of those parts, (2) the Company acquired a grand format printer which significantly reduced the cost of its digital graphics, and (3) the Company recovered $500,000 in bad debt expense from a previous period.

Three Months Ended
September 30

	2005	2004

Revenue	$425,538	$637,401
Cost of goods sold	14,903	102,209
Gross profit	410,635	535,192
Operating and other Expenses	224,955	125,431
Net income before provision for income taxes	185,680	409,761
Provision for income taxes	61,000	-
Net income (loss) applicable to common shares	$124,680	$409,761
Gross profit margin	96%	84%
Earnings per share of common stock	$0.01	$0.05
Weighted average of common shares	8,460,000	8,460,000

For the three months ended September 30, 2005, the Company generated $425,538 of revenue, $410,635 of gross profit, $124,680 of net income applicable to common shares, and $0.01 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding. .

For the three months ended September 30, 2004, the Company generated $637,401 of revenue, $535,192 of gross profit, $409,761 of net income applicable to common shares, and $0.05 in earnings per weighted average common share based upon a weighted average of 8,460,000 common shares outstanding.

Revenue for the three months ended September 30, 2005, decreased $211,863 from the same period last year. Net income applicable to common shares for the three months ended September 30, 2005, before a provision for income taxes decreased $224,081 from the same period last year. Earnings per share for the three months ended September 30, 2005, decreased $0.04 from the same period last year.

MANAGEMENT’S DISCUSSION

The Company is in the business of developing, manufacturing and marketing mobile billboard mounting systems, which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. The Company also produces digitally created outdoor, full color vinyl images which are inserted into the mounting systems and displayed primarily on trucks. The Company has developed mounting systems which allow the digital images to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the Fleet Graphics. The mounting systems’ proprietary cam-lever technology is the key to their operation.

The Company’s revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of digital printing, and sales of third party advertising utilizing the mobile billboard mounting systems. During the nine months ended September 30, 2005, $918,550. or 98% of the Company’s revenue came from the sale of its mobile billboard mounting systems, $0 or 0% of the Company’s revenue came from the sale of third party advertising and $18,373 or 2% of the Company’s revenue came from the sale of digital printing.

A material part of the Company’s business is currently dependent upon one key customer, Advanced Advertising Network, LLC of Lake Mary, Florida. During the nine months ended September 30, 2005, the Company’s sales to this customer were approximately $862,317 or 92% of all sales. During the three months ended September 30, 2005, the Company’s sales to this customer were approximately $411,684 or 97% of all sales. The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base. Advanced Advertising Network, LLC is not a related party.

For the nine months ended September 30, 2005, the Company attributes the increase in revenue, net income and earnings per share to increases in sales and the elimination of $500,000 in bad debt expense in the quarter ending June 30, 2005. Without the recovery of that bad debt expense, the Company’s revenue, net income and earnings would have decreased primarily due to lack of sales by the Company’s key customer. The Company’s primary emphasis is to expand sales nation wide and to also expand into Latin America by acquiring independent dealers.

On June 28, 2005, the Company loaned, $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman and a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010. There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. Each loan is personally guaranteed by the chiropractic physician. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of chiropractic adjustment tables, which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table. Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made re-payments to the Company of $228,000 pursuant to the note attached hereto as Exhibit 10.6. Because of the foregoing facts, the Company believes that the probability of a default on the loan by it to Olympus Leasing is unlikely. For the nine months ended September 30, 2005, the Company had net income of over 500,000. Moreover, the Company has achieved substantial savings on manufacturing costs because of engineering advances, which have reduced the Company's cost of goods sold. In the Company’s Form 10-KSB/A at December 31, 2004, it budgeted approximately $1,300,000 of expenses for the year ending 2005. Through the first nine months of 2005, the Company is on pace to expend expenses of approximately $800,000 which is $500,000 below budget. For all of the foregoing reasons, the Company believes, but cannot guarantee, that the loan to Olympus Leasing will not effect liquidity.

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

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBITS

10.6   Promissory Note described in Part I, Item 2 above incorporated herein by reference from the Company’s Form 10-SB/A2 dated November 11, 2005, and filed with the Securities and
Exchange Commission on November 18, 2005

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

The Company filed no Forms 8K for the quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date November 21, 2005	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board