Form 10KSB
period 2005-12-31
SIGN MEDIA SYSTEMS INC
filed 2006-02-03
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

Notification of Late Filing

Form 10-KSB

For The Period Ended December 31, 2005

0-50742
(Commission file number)

SIGN MEDIA SYSTEMS, INC.
(Name of small business issuer in its charter)

Florida                                                            02-0555904
(State or other jurisdiction of incorporation or organization)                             (I.R.S. Employer Identification Number)

PART I
REGISTRANT INFORMATION

2100 19th Street, Sarasota, FL                                                            34234
(Address of principal executive offices)                                                      (Zip Code)

Issuer’s telephone number is: (941) 330-0336

PART II
RULES 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.

| | (a) The reasons described in detail in Part III of this form could not be eliminated without unreasonable effort or expense;

|X| (b) The subject annual report, semi-annual report, transition report of Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

| | (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III
NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

The illness of several members of our independent auditor’s firm has caused the audit to be delayed.

PART IV
OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

Antonio F. Uccello, III                                         (941) 330-0336
(Name) (Area Code)                                             (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
|X| YES | | No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
| | YES |X| No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Explanation:

N/A

Sign Media Systems, Inc.
(Name of Registrant as Specified in Charter

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2005                                                        By /s/  Antonio F. Uccello, III
                                Antonio F. Uccello, III
                                President