Form 10KSB/A
SIGN MEDIA SYSTEMS INC
filed 2006-04-17
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
(1st Amendment)
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

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
Yes [  ]  No [X]

The issuer’s revenues for the most recent fiscal year were $1,491,854.

The aggregate value of the voting stock held by non-affiliates as of April 1, 2006, was $610,500.

The number of shares outstanding of the issuer’s common equity as of April 1, 2006 was 8,460,000, No Par Value.

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

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Our History.

We started business as E Signs Plus.com, LLC, a Florida limited liability company on June 20, 2000.  We were engaged in the business of manufacturing and selling signage of all types.  We were also in the business of selling advertising space on the sides of trucks.  We would rent space on the sides of trucks and sell that space to other businesses that wished to advertise their products in that manner (“third party advertising”).  We also printed the advertising materials (“graphics”).  At that time we were purchasing truck side mounting systems from third parties to attach to the truck sides in which to insert the graphics.

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

  the term of the license is in perpetuity;

  the territory in which we are allowed to exploit the license is all countries in the world;

  the license in non-exclusive; and

  we do not have the right to sublicense the technology to others.

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

Our Products and Services.

We currently have five mounting systems; two for the sides of truck bodies and trailers of all sizes, one for the rear of side roll up beverage body trailers, one for the rear garage style roll up doors of trailers and one for the sides of commercial cargo vans.  Our “Profile I” mounting system utilizes our proprietary Cam Lever technology to evenly tension images across wide surface areas and allows graphics to be inserted on both sides of truck bodies and trailers of all sizes.  Our “Profile II” mounting system utilizes our proprietary Omega Lock and Insert technology combined with our grommeted floating rail/zip tie technology to evenly tension images across wide surface areas and allows graphics to be inserted on both sides of truck bodies and trailers of all sizes.  Our Hotswap Lite mounting system evenly tensions images across small surface areas and allows graphics to be inserted on the rear panels of side roll up beverage trucks and trailers.  Our Hotswap Stretchmounting system utilizes our proprietary stretch technology to evenly tension images across breaking panel garage type roll up doors, seamlessly allowing images to roll up with those doors and allows graphics to be changed and reused.  Our VanGo mounting system utilizes our proprietary cap and insert technology to evenly tension images on curved surfaces such as the sides of commercial cargo van bodies.

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

Our Target Markets and Marketing Strategy.

Currently, we have three primary sources of revenue:  (i) the sale and installation of our mounting systems, (ii) third party advertising; and (iii) the printing of graphics to be inserted on trucks utilizing our mounting systems.

            Our Mounting Systems.

According to Fleet Owner magazine, the commercial trucking market consists of more than 10 million vehicles – trucks, tractors, and trailers – of all types and sizes, from light to heavy duty, serving all segments of the nation’s economy.  Commercial trucking fleets in the U.S. operate more than 7 million trucks and 3.4 million trailers.  Trucking is a large and diverse business.  It hauls roughly 80% of America’s freight and serves virtually every sector of the nation’s economy.  Truckers fall into two basic categories:  for-hire carriers and private fleets.  For-hire truckers haul freight and provide transportation services for others.  Trucking is their primary business.  Private fleets, on the other hand, are the proprietary transport, distribution, or service arms of companies that are not in the trucking business.  A private fleet’s primary function is to haul its own company’s goods or perform a service in support of its company’s main business.  Private fleets make up over two–thirds of the trucking market.  In the trucking industry, fleets are defined as trucking operations of five or more vehicles.  The “5+” truck-fleet segment is the heart of the trucking market, accounting for close to 80% of the total commercial vehicle population.  The private fleet one the market where we are initially focused.

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

Dependence on Major Customers

A material part of our business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida.  During the year ended December 31, 2005, our sales to this customer were approximately $1,401,265 or 94 % of all sales including a provision for bad debt in the amount of $207,565.  See Note 2, Provision for Bad Debt, for more information on the provision for bad debt.  During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90 % of all sales including a provision for bad debt in the amount of $500,000.  We continue to rely on this customer for the majority of our sales.  However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer.  There can be no guarantee that we will be able to diversify our distribution base.  Applied Advertising Network, LLC is not a related party.  In 2003, we entered into a Distribution Agreement with Applied Advertising.  That agreement provides:

·                      The term of the agreement is one year and can be renewed by the mutual agreement of the parties.  The agreement was renewed in 2004 and does not expire until December 2005.

·                    The agreement grants Applied Advertising the territory of the United States of America and Central America which means that it can sell our products in those areas.

·                    The agreement allows Applied Advertising to appoint one or more dealers in its territory but only with our consent.

·                    The agreement obligates Applied Advertising to use its best efforts to actively promote, market and sell our products in its territory.

·                    The agreement obligates Applied Advertising to maintain the formal name of our products, with their appropriate trademark, service mark, logo, or trade name designations, in all advertising and other printed materials relating to our products.

·                    The agreement allows Applied Advertising to purchase our products at specified prices but also allows us to change the pricing in out sole discretion upon fifteen days written notice.  We considering our pricing arrangement with Applied Advertising and all of our other customers to be a trade secret.

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

Intellectual Property and Patents.

Our success may depend in large part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties.  However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.  Although we do take action to protect our trade secrets and our proprietary information, in part, by the use of confidentiality and non-compete agreements with our employees, consultants and dealers, we cannot guaranty that:

·                    these agreements will not be breached;
·                    we would have adequate remedies for any breach; or
·                    our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

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

Research and Development Activities.

In the years ended December 31, 2005, 2004, we did not incur research and development costs.

Employees.

As of the date of this Report, we have three full time employees and one part time employees for a total of four employees.

ITEM 2.          DESCRIPTION OF PROPERTY

On November 1, 2002, we entered into a lease as the lessee with Hawkeye Real Estate, LLC, a Florida limited liability company and a related party, as lessor of 6,300 square feet of mixed office and warehouse space at 2100 19th Street, Sarasota, FL  34234 for a period of five years beginning December 1, 2002 and continuing until November 30, 2007 for a fixed monthly rental of $2,500 per month.  Effective January 1, 2005 we amended the lease to obtain access to additional parking for our vehicles, employee vehicles and customer vehicles.  The amended lease provided for a fixed monthly rental of $4,195 per month.

In December, 2005, Hawkeye Real Estate, LLC ask us to relocate to smaller premises in the same complex as it had found a buyer for the existing premises.  As an inducement to vacate the existing premises described above, Hawkeye Real Estate agreed to temporarily provide a 2,000 square foot facility of mixed office and warehouse space and 5,000 square feet of outside storage space at the same address in the same complex for a $0.00 monthly rental until it could obtain the necessary permits and construct new custom premises for us in the same complex and lease us the newly constructed space on terms substantially similar to the original lease.  We estimate it will take two years to obtain the necessary permits and build out the custom premises and during that two-year period we are occupying our premises rent-free.

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

470,000 shares of our common stock could be sold pursuant to Rule 144(k) under Regulation D promulgated under the Securities Act of 1933.  7,990,000 shares of our common stock, all owned by affiliates, could be sold pursuant to Rule 144 under Regulation D promulgated under the Securities Act of 1933 without the benefit of Rule 144(k)

There is no proposal to publicly offer any of our common stock.

Holders

There are approximately 226 holders of our common stock.

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

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS

Management Discussion Snapshot.

The following table sets forth certain of our summary selected operating and financial data.  The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended December 31, 2005 and 2004.

Summary Selected Statements of Profits and Losses and
Financial Data which is Derived From Our Audited Financial Statements

	2005	2004

Total Revenue	$ 1,491,854	$ 1,361,962
Total Cost of Goods Sold	$ 204,211	$ 186,448
Gross Profit	$ 1,287,643	$ 1,175,514
Total Operating Expenses	$ 887,307	$ 1,101,176
Net Income Before Other Income (Expense)	$ 400,336	$ 74,338
Other Income (Expense)	$ 24,672	$ (82,253)
Net Income (Loss) Applicable To Common Shares	$ 425,008	$ (7,915)
Net Income (Loss) Per Basic And Diluted Shares	$ 0.05	$ (0.00)
Weighted Average of Common Shares Outstanding	8,460,000	8,406,000
Total Assets	$ 1,040,195	$ 771,057
Total Liabilities	$ 500,674	$ 656,544
Stockholders’ Equity (Deficit)	$ 539,521	$ 114,513

Results of Operations.

            Revenue and Expenses.

For the year ended December 31, 2005, we had total revenue of $1,491,854, total costs of goods sold of $204,211, gross profit of $1,287,643, net income applicable to common shares of $425,008 and net income per basic and diluted shares of $0.05 based on a weighted average of 8,460,000 common shares outstanding.

For the year ended December 31, 2004, we had total revenue of $1,361,962, total costs of goods sold of $186,448, gross profit of $1,175,514, a net loss applicable to common shares of $(7,915) and a net loss per basic and diluted shares of $(0.00) based on a weighted average of 8,406,000 common shares outstanding.

Our revenue for both periods was generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck advertising. During the year ended December 31, 2005 we generated $1,449,831 or 97% of our revenue from the sale of our mobile billboard mounting systems, $39,014 or 3% of our revenue from the printing of digital graphics and $3,009 or 0% of our revenue from truck side advertising. During the year ended December 31, 2004, we generated $1,276,766 or 94% of our revenue from the sale of our mobile billboard mounting systems, $1,846 or 0% of our revenue from the printing of digital graphics and $83,350 or 6% of our revenue from truck side advertising.

During the years ended December 31, 2005, 2004, a material part of our business was dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida.  During the year ended December 31, 2005, our sales to this customer were approximately $1,401,265 or 94% of revenue including a provision for bad debt in the amount of $207,565.  During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90% of all sales including a provision for bad debt in the amount of $500,000 all of which $500,000 was recovered in the year ending December 31, 2005.  We continue to rely on this customer for the majority of our sales.  However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer.  There can be no guarantee that we will be able to diversify our distribution base.

Our revenue in the year ended December 31, 2005, was $1,491,854 compared to revenue in the preceding period of $1,361,962.  This is an increase from period to period of $129,892.  This increase in revenue is attributable to increased sales of mounting systems to one key customer, Applied Advertising Network, LLC of Lake Mary, Florida and increased sales of third party truck side advertising to various customers.  Applied Advertising Network is not a related party.

In the year ended December 31, 2005, our cost of goods sold was $204,211 which is 14% of revenue before the provision for bad debt.  In the year ended December 31, 2004, our cost of goods sold was $186,448 which is 14% of revenue.  There was no change in the percentage in cost of goods sold from period to period.

In the year ended December 31, 2005, our professional fees and administrative payroll was $342,545.  In the year ended December 31, 2004, our professional fees and administrative payroll was 233,664.  This increase of $108,881 in professional fees and administrative payroll from the pervious period is primarily due to increased payroll in an attempt to improve sales and increased professional fees related to amendments to our quarterly and yearly filings under the Securities Exchange Act of 1934 and filings with the NASD to obtain an over the counter quotation on the Electronic Bulletin Board.

In the year ended December 31, 2005, our general and administrative expenses were $279,429.  In the year ended December 31, 2004, our general and administrative expenses were $325,872 The decrease of $(46,443) in general and administrative expenses for the year ended December 31, 2004, from the previous period is primarily due to reduction in in-house sales staff and the reliance on outside dealers.

In the year ended December 31, 2004, we reported a bad debt expense of $500,000 all originating from one key customer.  In the year ended December 31, 2005, we reported a bad debt expense of $207,565, all originating from the same key customer that generated the $500,000 bad debt expense in the year ended December 31, 2004.  At the end of the first thirty days of the year ended December 31, 2005, we had additional delinquencies in the amount of $207,565 attributable to the same key customer for a total of $707,565 in bad debt from that key customer.  Prior to the end of the year ended December 31, 2005, we recovered $500,000 of bad debt from that key customer and therefore reduced bad debt expense from $500,000 to $207,565.

In the year ended December 31, 2005, our depreciation expense was $57,768.  In the year ended December 31, 2004, our depreciation expense was $41,640.  The increase of $16,128 in depreciation expense for the year ended December 31, 2005, from the previous period is attributable to purchase of additional equipment.

In the year ended December 31, 2005, our other income (expense) was $24,672.  In the year ended December 31, 2004, our other income (expense) was $(82,253).  That was an increase of $106,925.  The increase in other income was due to the reduction of debt due to a related party and interest received from a loan to a related party.

            Working Capital.

The following table sets forth a summary of our working capital.

AT DECEMBER 31:	2005	2004
Current assets	$27,252	$646,502
Current liabilities	467,909	498,170
Working capital	$(440,657)	$148,332
Current ratio	0.06	1.30

            Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED DECEMBER 31:	2005	2004
Net cash provided by/(used in):
Operating activities	$1,118,599	$76,037
Investing activities	(946,156)	(63,141)
Financing activities	(176,543)	(53,612)
Net increase (decrease) in cash and cash equivalents	$(4,100)	$(40,716)

Net cash provided by operating activities for the year ended December 31, 2005, increased compared to the preceding period.  This increase was driven primarily by three reasons:  (1) increased sales resulting in net income in the current period compared to a net loss in the previous period, (2) an increase in the provision for losses on accounts receivable, (3) a decrease in inventory and (4) a decrease in prepaid expenses and other current expenses.

Net cash used in investing activities for the year ended December 31, 2005, decreased compared to the preceding period.  This decrease was driven primarily by three reasons:  (1) an increase in the acquisition of property and equipment, (2) an increase in interest from a related party, (3) a loan to a related party.

Net cash used in financing activities for the year ended December 31, 2005, decreased compared to the preceding period.  This decrease was primarily the result of the issuance of any common stock.

            Assets and Debt.

Our current assets are summarized in the table below.

AT DECEMBER 31:	2005	2004
Current assets	$27,252	$646,502

Current assets for the year ended December 31, 2005, decreased compared to the preceding period.  Current assets for the year ended December 31, 2005, consists of $2,252 of cash and cash equivalents and $25,000 of inventory.  The decrease in current assets was due primarily to a  long term loan to a related party with the expectation of the receipt of long term payments from the related party, a bad debt expense of $206,565 and a decrease in inventory.

Accounts receivable aging for the year ended December 31, 2005 are summarized in the table below.

AT DECEMBER 31, 005:
	1-30	31-60	61-90	> 90	TOTAL
TOTALS	$(707,565)	$681	$702,160	$4,724	$ 0

All accounts receivable are delinquent after 30 days.  In the year ended December 31, 2004, we reported a bad debt expense of $500,000 all originating from the one key customer.  In the year ended December 31, 2005 we reported a bad debt expense of $207,565, all originating from the same key customer that generated the $500,000 bad debt expense in the year ended December 31, 2004.  The December 31, 2005 bad debt expense is net $500,000 that was recovered from the same customer during the year.

The recovery of the bad debt for $500,000 happened before we issued our June 2005 10-QSB, the $707,565 in bad debt expense did not occur until December 2005, thus we need to state that the recovery happened first for $500,000, then the bad debt expense happened last, which gave us a net bad debt expense of $207,565 for the year ended December 31, 2005.

Accounts receivable aging for the year ended December 31, 2004 are summarized in the table below.

AT DECEMBER 31, 2004:
	1-30	31-60	61-90	> 90	TOTAL
TOTALS	$7,781	$5,046	-	$1,037,751	$1,050,578

All accounts receivable are delinquent after 30 days.  Out of the total accounts receivable, $537,751 are attributable to one key customer and all of that amount was delinquent at December 31, 2004.  No payments on this delinquency were made in the year ending December 31, 2004.  Because of the large amount of the delinquency, the fact that $537,751 of the delinquency is attributable to one key customer and because of the long delay in payment, we established a bad debt expense of $500,000 for the year ended December 31, 2004.  This is an increase of $500,000 from the prior period.  The full amount of the delinquency was by satisfied by cash payment prior to the end of the year ending December 31, 2005.

Our non-current assets and long-term debt are summarized in the table below.

AT DECEMBER 31, 2005:	2005	2004
Non-current assets	$1,012,943	$124,555
Long-term debt	$32,765	$158,374

Non-current assets for the year ended December 31, 2005, increased compared to the preceding period.  The increase in non-current assets is due to two factors:  (1) a loan on June 28, 2005 in the amount of $.1,200,000to a related party engaged in the business of commercial lending.  The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010; and (2) the purchase of additional property and equipment.  Long term debt decreased primarily due to the satisfaction of long term liabilities previously due to related parties.

Our debt owed to related parties is summarized in the table below.

AT DECEMBER 31:	2005	2004
Current debt due to related parties	$8,319	$109,761
Long-term debt due to related parties	$-	$107,190
Total debt due to related parties	$8,319	$216,951

Current debt due to related parties for the year ended December 31, 2005, decreased compared to the preceding period due to the pay down of current debt due to related parties.  Long-term debt due to related parties for the year ended December 31, 2005, decreased compared to the preceding period due to the pay down of long term debt.  See Item 12, Certain Relationships and Related Transactions.

Our debt owed to unrelated parties is summarized in the table below.

AT DECEMBER 31:	2005	2004
Current portion of long term debt	$18,420	$18,420
Long-term debt	32,765	51,184
Total debt due to unrelated parties	$51,185	$69,604

Long-term debt consists of two installment notes with GMAC Finance, an unrelated party, for the purchase of two vehicles for business use.  On June 18, 2003, the Company acquired a truck financed by GMAC over a period of 5 years.  Monthly payments are $763.  The remaining balance on this loan is $22,583.  The loan carries no interest charges.  Additionally on December 4, 2003, the Company entered into another truck loan in the amount of $46,860.  The payments will be for a period of 5 years at $772 per month.  The loan carries no interest charges.  The remaining balance on this loan is $28,602.  The total current portion of long-term debt is the total yearly payments due on these installment notes and the total long-term debt is the principal balance due on these installments notes.  The reduction in long-term debt owed to unrelated parties is the result of reduction in debt due to GMAC for the purchase of vehicles.

Our total debt is summarized in the table below which summarizes the disclosures regarding debt set forth above.

AT DECEMBER 31, 2005:	2005	2004
Current portion of debt due to related parties	$8,319	$109,761
Long-term debt due to related parties	-	107,190
Current portion of long term debt due to unrelated parties	18,420	18,420
Long-term debt due to unrelated parties	32,765	51,184
Total Debt	$59,504	$286,555

Our additional paid-in capital is summarized in the table below.

AT DECEMBER 31, 2005:	2005	2004
Additional paid-in capital	$671,700	$671,700

Our stockholders’ equity (deficit) is summarized in the table below.

AT DECEMBER 31, 2005:	2005	2004
Stockholders’ equity (deficit)	$539,521	$114,513

Our stockholders’ equity (deficit) for the year ended December 31, 2005 increased from the preceding period primarily because of increased revenue.

Off Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements as defined by SEC Final Rule 67 (FR-67) “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Liquidity and Capital Resources.

For the reported periods, cash flow from operating activities has not been sufficient to cover our working capital requirements or to finance expansion of our sales and marketing activities.  We have utilized cash flows from financing activities to provide working capital and to expand sales and marketing activities.  Financing has been provided primarily by loans from related parties and from the issuance of common stock.  We do not have any institutional financing in place and do not anticipate being able to arrange any institutional financing for the foreseeable future.

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004:	2005	2004
Net cash provided by/(used in):
Operating activities	$1,118,599	$76,037
Investing activities	(946,156)	(63,141)
Financing activities	(176,543)	(53,612)
Net increase (decrease) in cash and cash equivalents	$(4,100)	$(40,716)

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

	TOTAL CONTRACTUAL PAYMENT STREAM	PAYMENTS DUE IN:
CONTRACTUAL OBLIGATIONS		2006	2007	2008	2009
Long-term debt obligations	$51,185	$18,420	$18,420	$14,345	$-
Long-term debt due to related parties	-	-	-	-	-
Operating lease obligations	100,680	-	-	50,340	50,340
Total	$151,865	$18,420	$18,420	$64,685	$50,340

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

Long-term debt due related parties has been satisfied.  See Item 12, Certain Relationships and Related Transactions contained elsewhere herein.

Operating lease obligations consisted of one lease for our corporate offices.  In December, 2005, Hawkeye Real Estate, LLC, the owner of our previous premises, requested that we relocate to smaller premises in the same complex as it had found a buyer for the existing premises.  As an inducement to vacate the existing premises, Hawkeye Real Estate agreed to temporarily provide a 2,000 square foot facility of mixed office and warehouse space and 5,000 square feet of outside storage space at the same address in the same complex for a $0.00 monthly rental until it could obtain the necessary permits and construct new custom premises for us in the same complex and lease us the newly constructed space on terms substantially similar to the original lease.  We estimate it will take two years to obtain the necessary permits and build out the custom premises and during that two-year period we are occupying our premises rent-free.  See Item 12, Certain Relationships and Related Transactions contained elsewhere herein.

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

ITEM 7.          FINANCIAL STATEMENTS

SIGN MEDIA SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              PAGE(S)

Report of Independent Registered Public Accounting Firm                                                  27

Consolidated Balance Sheets as of December 31, 2005 and 2004                                      28

Consolidated Statements of Income for the Years Ended                                                    29
December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)                                30
for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004                                                                                          31

Notes to Consolidated Financial Statements                                                                 32-45

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey  08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Sign Media Systems, Inc.
Sarasota, FL

We have audited the accompanying consolidated balance sheets of Sign Media Systems, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sign Media Systems, Inc. as of December 31, 2005 and 2004 and the results of its operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
Certified Public Accountants
Gibbsboro, New Jersey

April 5, 2006

                                                MEMBER OF:         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                                         PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$ 2,252	$ 6,352
Accounts receivable, net	-	550,578
Inventory, net	25,000	85,572
Prepaid expenses and other assets	-	4,000
Total current assets	27,252	646,502

PROPERTY AND EQUIPMENT - Net	174,793	124,555

OTHER ASSETS
Due from related parties	838,150	-
Total other assets	838,150	-

TOTAL ASSETS	$ 1,040,195	$ 771,057

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$ 18,420	$ 18,420
Accounts payable and accrued expenses	216,270	169,989
Current portion of debt - related parties	8,319	109,761
Liability for stock to be issued	224,900	200,000
Total current liabilities	467,909	498,170

LONG-TERM DEBT - Net of Current Portion	32,765	51,184

LONG-TERM DEBT - RELATED PARTIES - Net of Current Portion	-	107,190

TOTAL LIABILITIES	500,674	656,544

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized at
December 31, 2005 and 2004; 8,460,000 shares issued
and outstanding at December 31, 2005 and 2004	5,000	5,000
Additional paid-in capital	671,700	671,700
Accumulated deficit	(137,179)	(562,187)
Total stockholders' equity (deficit)	539,521	114,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,040,195	$ 771,057

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUE - sales	$ 1,491,854	$ 1,361,962

TOTAL REVENUE	1,491,854	1,361,962

TOTAL COSTS OF GOODS SOLD	204,211	186,448

GROSS PROFIT	1,287,643	1,175,514

OPERATING EXPENSES
Professional fees and administrative payroll	342,545	233,664
General and administrative expenses	279,429	325,872
Bad debt expense - net of recovery	207,565	500,000
Depreciation	57,768	41,640
Total operating expenses	887,307	1,101,176

NET INCOME BEFORE OTHER INCOME (EXPENSE)	400,336	74,338

OTHER INCOME (EXPENSE)
Interest income and other	26,757	-
Interest expense	(2,085)	(82,253)
Total other income (expense)	24,672	(82,253)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	425,008	(7,915)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 425,008	$ (7,915)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ 0.05	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,406,000

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2004	8,244,000	$ 5,000	$ 347,700	$ (554,272)	$ (201,572)

Issuance of common stock in connection
with the merger of SMA	200,000	-	300,000	-	300,000

Issuance of common stock in exchange
for cash	16,000	-	24,000	-	24,000

Net (loss) for the year	-	-	-	(7,915)	(7,915)

Balance, December 31, 2004	8,460,000	5,000	671,700	(562,187)	114,513

Net income for the year	-	-	-	425,008	425,008

Balance, December 31, 2005	8,460,000	$5,000	$671,700	($137,179)	$539,521

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 425,008	$ (7,915)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	57,768	41,640
Provision for losses on accounts receivable	707,565	500,000

Changes in assets and liabilities:
(Increase) in accounts receivable	(156,987)	(478,680)
(Increase) decrease in inventory	60,572	(47,181)
Decrease in prepaid expenses and other current assets	4,000	51,144
Increase in accounts payable and accrued expenses	20,673	17,029
Total adjustments	693,591	83,952

Net cash provided by operating activities	1,118,599	76,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(108,006)	(63,141)
Increase in interest receivable - related party	(26,650)	-
Proceeds from related parties	551,918	-
Payments to related parties	(1,363,418)	-
Net cash (used in) investing activities	(946,156)	(63,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	24,900	-
Payments on long-term debt	(18,419)	(18,420)
Payments on debt-related party	(183,024)	(235,192)
Common stock issuance	-	200,000
Net cash (used in) financing activities	(176,543)	(53,612)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,100)	(40,716)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,352	47,068

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 2,252	$ 6,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$ 2,085	$ 82,253

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Accounts receivable                                    $        30,668
Fixed assets, net of depreciation                          112,214
Other assets                                                         85,264
Accounts payable                                               (29,242)
Notes payable                                                    (27,338)
Other payables                                                 (115,864)

Total                                                          $        55,702

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
DECEMBER 31, 2005 AND 2004

NOTE 1-         ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc.  Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation.  The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation.  American Powerhouse was not actively engaged in any business at the time of the merger.  However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air.  Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines.  The acquisition of this license was the business purpose of the merger.  As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004.  The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory. Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the years ended December 31, 2005 and 2004 in the Company’s consolidated financial statements for December 31, 2005 and 2004. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $150,000 for the 100,000 shares of stock issued in 2003 and subsequently

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1-         ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

impaired the entire amount. The Company issued the remaining 200,000 shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of income for the year ended December 31, 2003.

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

                        The Company’s revenue recognition policy for these sources of revenue is as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenue from the sale of its mounting systems and images when it completes the work and either ships or installs the products. The Company recognizes revenue from third party advertising

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue and Cost Recognition (continued)

only when it has the contractual right to receive such revenue. The Company does retain a liability to maintain systems and images that are installed for purposes of third party advertising. However, any damage caused by the operator of the truck is the responsibility of the lessor of the space and is not the Company’s liability. To date the Company has experienced no cost for maintaining these leased systems. All deposits are non-refundable.

In addition, the Company offers manufacturer’s warranties. These warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the years ended December 31, 2005 and 2004.

                        Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability as of December 31, 2005 and 2004. The following table represents the Company’s losses in the past two years with respect to warranties.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranties (continued)

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2005	$-	$-	$-	$-

Year ended December 31, 2004	$-	$-	$-	$-

                        Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” the Company has intent and belief that all amounts in accounts receivable are collectible.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days.  The Company's major customer at December 31, 2005 and December 31, 2004, was uncharacteristically slow in paying their outstanding invoices during December 31, 2005 and December 31, 2004.  Management after discussing the situation with the customer determined that an allowance for doubtful accounts should be set at $707,565 and $500,000 as of December 31, 2005 and 2004, respectively.

Management's policy is to vigorously attempt to collect its receivables monthly.  The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer.  Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

In the year ended December 31, 2005, the entire $500,000 established by the Company in 2004 as an allowance for doubtful accounts was paid in full by cash payment.  In accordance with the Company’s policies for Provisions for Bad Debt, the Company reversed its entry made in 2004 relating to the allowance for doubtful accounts and recorded the cash receipt.

          Bad debt expense for the years ending December 31, 2005 and 2004 was $707,565 and $500,000, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions. The balance of the reserve for doubtful accounts, to reflect the realizable value, is $707,565 and $500,000 at December 31, 2005 and 2004, respectively.

                        Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures                                        5 years
Equipment                                                        5 years
Trucks                                                             3 years

                        Advertising

Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $3,125 and $18,200 for the years ended December 31, 2005 and 2004, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                         Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventory

Inventory at December 31, 2005 and 2004 consisted of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method, “FIFO”, to determine which amounts are removed from inventory.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Reclassifications

                        Certain balances in the 2004 financial statements have been reclassified for comparative purposes to conform to the presentation in the 2005 financial statements. These reclassifications have not had any impact on net income.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share of Common Stock

Historical net income per common share is computed using the weighted-average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2005	2004

Net income	$ 425,008	$ (7,915)

Weighted-average common shares outstanding
Basic	8,460,000	8,406,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,406,000

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company’s reported financial results.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(d)). The adoption of SFAS No. 153 did not have a material effect on the Company’s reported financial results.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 3-         ACCOUNTS RECEIVABLE

                        Accounts receivable consist of the following at December 31, 2005 and 2004:

	2005	2004
Accounts receivable	$ 707,565	$ 1,050,578

Less allowance for doubtful accounts	707,565	500,000

Total accounts receivable	$ -	$ 550,578

NOTE 4-         PROPERTY AND EQUIPMENT

                        Property and equipment consist of the following at December 31, 2005 and 2004:

	2005	2004
Equipment	$ 125,327	$ 71,461
Furniture and Fixtures	112,022	57,882
Transportation Equipment	54,621	54,621
	291,970	183,964
Less: accumulated depreciation	117,177	59,409

Net Book Value	$ 174,793	$ 124,555

Depreciation expense for the years ended December 31, 2005 and 2004 was $57,768 and $41,640, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5-         COMMITMENTS AND CONTINGENCIES

                         The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space.  The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance.  The total minimum rental commitments at December 31, 2005 under this lease are as follows:

2006	$ 30,000
2007	15,000
$ 45,000

                         Rent expense for the years ended December 31, 2005 and 2004 was $29,425, and $56,186, respectively.

NOTE 6-         RELATED PARTY TRANSACTIONS

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006.  As of December 31, 2005 and 2004 there was $0 and $350,521 due to Olympus, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 6-         RELATED PARTY TRANSACTIONS (CONTINUED)

On September 15, 2004, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 24, 2005.  At December 31, 2005 and 2004, the Company was indebted to Go! Agency in the amount of $0 and  $96,883, respectively and interest expense on this note was $0 and $17,439 for the years ending December 31, 2005 and 2004.

On June 28, 2005, the Company loaned $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman, a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principle and unpaid interest due and payable in full on June 28, 2010.  There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. The chiropractic physician personally guarantees each loan. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of tables, which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table.

                        Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $551,918 pursuant to the note.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 7-         LONG-TERM DEBT

                        Long-term debt consists of two installment notes with GMAC Finance.  On June 18, 2003, the Company acquired a truck financed by GMAC over a period of 5 years.  Monthly payments are $763.  The remaining balance on this loan is $22,583.  The loan carries no interest charges.
                        Additionally on December 4, 2003, the Company entered into another truck loan in the amount of $46,860.  The payments will be for a period of
                        5 years at $772 per month. The loan carries no interest charges.  The remaining balance on this loan is $28,602.

                        The following represents maturities over the next five years and in the aggregate:

                        For the years ending December 31:

                        2006                                                                            $        18,420
                        2007                                                                                      18,420
                        2008                                                                                      14,345
                                                                                                          $          51,185

NOTE 8-         PROVISION FOR INCOME TAXES

2005
Current tax expense	$ 132,400
Benefit of loss carry forward	(132,400)

Net current expense	$ -

  The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2005:

                                                                                                      2005
                          Deferred tax assets                                     $           56,340
                          Deferred tax valuation allowance                             (56,340)

                          Net deferred tax assets                               $                     -

                          Due to the uncertainty of utilizing the approximate $137,000 net operating losses, and recognizing the deferred tax assets, an offsetting valuation allowance has been established.

NOTE 8-         CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer during the years ended December 31, 2005 and 2004. Sales to this customer were approximately 96% and 89%, respectively. Approximately 98% of the Company’s accounts receivable at December 31, 2004 are due from this one customer.

NOTE 9-         STOCKHOLDERS’ DEFICIT

As of December 31, 2005 and 2004, there were 100,000,000 shares of common stock authorized.

As of December 31, 2005 and 2004, there were 8,460,000 shares of common stock issued and outstanding, respectively.

The Company issued 134,000 shares of common stock for $160,500. The Company pursuant to a Board resolution was to issue another 16,000 shares of common stock. This issuance did not occur until 2004. The Company recorded a $24,000 liability for stock to be issued in 2003, which was reclassified to equity upon the issuance of the shares.

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

There were no options or warrants granted during the period January 28, 2002 (Inception) through December 31, 2003 and the years ended December 31, 2005 and 2004.

NOTE 10-       SUBSEQUENT EVENTS

                        The Company cleared comments with the Securities and Exchange Commission (“SEC”) and is waiting for the National Association of Securities
                        Dealers (“NASD”) approval to trade its stock on the OTC.

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
                        THE EXCHANGE ACT

The Company’s executive officers, directors and key employees and their business experience follows:

Name and Age                          Position                                               Term

Antonio F. Uccello, III               Chairman/President/ Chief Executive    January 28, 2002
Age 37                                      Officer/Chief Financial Officer             to present

Andrei A. Troubeev                   Vice-President-Engineering                  March 1, 2004
Age 38                                                                                                 to present

Charles A. Pearson, III              Vice-President-Sales                            July 5, 2004
Age 39                                                                                                 to August 8, 2005 (1)

Thomas Bachman                      Director                                               March 11, 2003
Age 58                                                                                                 to present

Stephen R. MacNamara             Director/Secretary                               March 11, 2003
Age 51                                                                                                 to present

(1) Mr. Pearson resigned on August 5, 2005 for personal reasons.

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

Charles A. Pearson, III

Mr. Pearson is the Vice-President, Sales and Marketing for the Company.  Mr. Pearson earned a Bachelor of Science, Industrial Technology & Technical Sales, from East Carolina University at Greenville, NC in 1991 and his Masters of Business Administration, International Business, from Florida Metropolitan University at Tampa, Florida in 2002.  From October, 1995 to February, 1999, Mr. Pearson was employed by Pinnacle Broadcasting Co., Inc., first as an Account Executive for WRNS 95 1 FM, a radio station in Kinston, NC, then Sales Manager and finally General Manager of WREO 93.3 FM/WDLAX AM, a radio station in Washington, NC.  From February, 1999 to August, 2000, Mr. Pearson was the Sales Manager for Tropic Petroleum Co., Inc. of Tampa, Florida.  Tropic Petroleum is in the business of petroleum equipment sales.  From August, 2000 to December, 2001, Mr. Pearson was an Account Executive for Freedom Sales & Marketing of Tampa, Florida.  Freedom Sales & Marketing is in the business of electronic component sales.  From December, 2001 to July, 2004, Mr. Pearson was Sales Manager for Gasoline Equipment Marketers of Tampa, Florida.  Gasoline Equipment Marketers is in the business petroleum equipment sales.  Mr. Pearson resigned August 5, 2005 for personal reasons.

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

Family Relationships

There are no current family relationships among the Company’s officers and directors.  Prior to February 2, 2004 Abraham Uccello was our President and Chief Executive Officer and Salvatore Uccello was our
Vice President of Engineering.  Antonio F. Uccello, the current President and Chief Executive Officer and Abraham Uccello are brothers and Salvatore Uccello is their father.  Abraham Uccello and Salvatore Uccello resigned on February 2, 2004.

Employment Agreements

There are no employment agreements between us and our executive officers and key personnel.

Code of Ethics

We have adopted a code of ethics which is a document of conduct we establish for ourselves to help us and our employees comply with laws and good ethical practices.

ITEM 10.        EXECUTIVE COMPENSATION

Set forth below are the annual cash compensation and restricted stock grants paid to the Company’s executive officers for the period ended December 31, 2004.

Summary Compensation Table
		Annual Compensation			Long Term Compensation

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Stock Grants #	All Other Compensation $ (1)

Antonio F. Uccello, III Chief Financial Officer	2005	125,000	0	0	0	11,194
Andrei A. Troubeeg Vice President, Engineering	2005	41,200	0	0		11,721
Charles A. Pearson, III Vice President Sales and Marketing	2005	23,847	0	0	0	1,613

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

(3)       Thomas Bachman is a Director.

(4)       Andrei A. Troubeev is our Vice-President of Engineering.

(5)       Charles A. Pearson, III is our Vice President of  Sales and Marketing.  Mr. Pearson resigned effective August 5, 2005 for personal reasons.

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

On September 24, 2002, we entered into a Loan Agreement with GO! AGENCY, LLC, a related party, and in connection therewith executed a Promissory Note with a future advance clause (1) in favor of GO! Agency whereby GO! Agency agreed to loan us up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 15, 2005.  At September 24, 2002, Antonio F. Uccello, III, was our sole shareholder, one of our officers and directors and was the owner of 51% of the economic interest of GO! Agency.  GO! Agency is the owner of 94% of the issued and outstanding shares of our stock.  At December 31, 2004, GO! Agency had loaned us a total of $96,883 pursuant to the Loan Agreement and the Promissory Note and we were indebted to GO! Agency in such amount as of that date and that amount is reflected in our consolidated balance sheet for the year ended December 31, 2004, as current portion of debt-related parties.  As a result of payments to GO! Agency, the balance due on the debt to GO! Agency is $8,319.

On November 1, 2002, we entered into a lease as the lessee with Hawkeye Real Estate, LLC, a Florida limited liability company, as lessor for 6,300 square feet of mixed office and warehouse space at 2100 19th Street, Sarasota, FL  34234 for a period of five years beginning December 1, 2002 and continuing until November 30, 2007 for a fixed monthly rental of $2,500 per month.  Effective January 1, 2005 we amended the lease to obtain access to additional parking for our vehicles, employee vehicles and customer vehicles.  The amended lease now provides for a fixed monthly rental of $4,195 per month.  Antonio F. Uccello, III, is the manager and a member of Hawkeye Real Estate, LLC and is one of our officers and directors and an indirect shareholder of Sign Media Systems, Inc.  We believe that we are paying fair market value for the rent on this property.  Hawkeye Real Estate is a real estate developer.  In December, 2005, Hawkeye Real Estate, LLC, the owner of our previous premises, requested that we relocate to smaller premises in the same complex as it had found a buyer for the existing premises.  As an inducement to vacate the existing premises, Hawkeye Real Estate agreed to temporarily provide a 2,000 square foot facility of mixed office and warehouse space and 5,000 square feet of outside storage space at the same address in the same complex for a $0.00 monthly rental until it could obtain the necessary permits and construct new custom premises for us in the same complex and lease us the newly constructed space on terms substantially similar to the original lease.  We estimate it will take two years to obtain the necessary permits and build out the custom premises and during that two-year period we are occupying our premises rent-free.

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

On January 3, 2003, we entered into a Loan Agreement with Olympus Leasing Company, a related party, and in connection therewith executed a Promissory Note with a future advance clause (1) in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan us up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006.  At December 31, 2003, Olympus Leasing had loaned us a total of $350,521 pursuant to the Loan Agreement and the Promissory Note and we were indebted to Olympus Leasing in such amount as of that date.  At December 31, 2004 we were indebted to Olympus Leasing in the amount of $107,190 and that amount is reflected in our consolidated balance sheet for the year ended December 31, 2004, as long-term debt-related parties.   At January 3, 2003, Antonio F. Uccello, III, was, and is today, the President, Chairman and owner of 45% of the issued and outstanding shares of stock of Olympus Leasing.  Antonio F. Uccello, III, and was and is one of our officers and directors and an indirect shareholder of Sign Media Systems, Inc.  Olympus Leasing is engaged in the business of providing commercial financing.  Olympus Leasing has outstanding financing agreements with numerous other unrelated parties.  The liability to Olympus Leasing Company as of the end of the year ending December 31, 2005 has been fully satisfied.

On June 28, 2005, the Company loaned $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman, a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors.  Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc.  The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principle and unpaid interest due and payable in full on June 28, 2010.  There is no prepayment penalty.  The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions.  Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables.  The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table.  The chiropractic physician personally guarantees each loan.  The rate of return on the Olympus Leasing loans is between 15% and 25% per annum.  To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table.  There is an excellent market for the re-sale of tables, which may be the subject of a foreclosure.  Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table.

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

INDEX TO EXHIBITS.

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

10.2	Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.3	Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.4	Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5	License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6	Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1	Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4	Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September 9, 2005.

21.	Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2005 and 2004, are as follows:

	2005	2004
Audit Fees	$ 23,000	$ 29,500
Audit Related Fees	$ -0-	$ -0-
Tax Fees	$ -0-	$ -0-
All Other Fees	$ -0-	$ -0-

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

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
April 17, 2006

/s/ Thomas Bachman
Thomas Bachman
Director
April 17, 2006

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
April 17, 2006