Form 10-Q
period 2006-03-31
SIGN MEDIA SYSTEMS INC
filed 2006-05-22
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited)                                                                                                         4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)                     5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)                    6

Notes to the Condensed Consolidated Financial Statements (Unaudited)                                                                                                 7-23

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2006

ASSETS

2006
CURRENT ASSETS
Cash and cash equivalents	$3,103
Accounts receivable, net	700,632
Inventory, net	17,464
721,199

PROPERTY AND EQUIPMENT - Net	167,565

OTHER ASSETS
Due from related parties	727,952
727,952

TOTAL ASSETS	$1,616,716

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$13,815
Accounts payable and accrued expenses	234,426
Current portion of debt - related parties	2,485
Deferred revenue	400,000
Liability for stock to be issued	224,900
875,626

LONG-TERM DEBT - Net of Current Portion	32,765

TOTAL LIABILITIES	908,391

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized at
March 31, 2006; 8,460,000 shares issued and outstanding
at March 31 2006	5,000
Additional paid-in capital	671,700
Retained Earnings	31,625
708,325

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,616,716

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

REVENUE - SALES, net	$302,252	$22,271

COSTS OF GOODS SOLD	9,351	2,507

GROSS PROFIT	292,901	19,764

OPERATING EXPENSES
Professional fees and administrative payroll	79,383	111,884
General and administrative expenses	40,551	65,989
Depreciation	9,000	11,892
	128,934	189,765

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	163,967	(170,001)

OTHER INCOME (EXPENSE)
Interest income and other	10,704	2
Interest (expense)	(267)	(303)
Total other income (expense)	10,437	(301)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	174,404	(170,302)
Provision for income taxes	(5,600)	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$168,804	$(170,302)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.02	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,460,000

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$168,804	$(170,302)

Adjustments to reconcile net income (loss)
to net cash (used in) operating activities:
Depreciation	9,000	11,892

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(700,632)	7,340
Decrease in inventory	7,536	-
Increase in accounts payable and accrued expenses	18,156	90,711
Increase in deferred revenue	400,000	-
Total adjustments	(265,940)	109,943

Net cash (used in) operating activities	(97,136)	(60,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,772)	(17,461)
Increase in interest receivable - related party	(10,300)	-
Proceeds from related parties	120,498	-
Net cash provided by (used in) investing activities	108,426	(17,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	-	24,900
(Payments) on long-term debt	(4,605)	(4,605)
Proceeds (Payments) on debt-related party	(5,834)	62,046
Net cash provided by (used in) financing activities	(10,439)	82,341

NET INCREASE IN CASH AND CASH EQUIVALENTS	851	4,521

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,252	6,352

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,103	$10,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$267	$-

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual condensed consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of income for the year ended December 31, 2003.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the three months ended March 31, 2006 and 2005.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties,

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranties (continued)

therefore has not accrued any liability for the three months ended March 31, 2006 and 2005. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Three Months ended March 31, 2006	$-	$-	$-	$-

Three Months ended March 31, 2005	$-	$-	$-	$-

Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” the Company has intent and belief that all amounts in accounts receivable are collectible. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days. The Company's major customer at March 31, 2006 and 2005, was uncharacteristically slow in paying their outstanding invoices during March 31, 2006 and 2005.

Management's policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

Bad debt expense for the three months ended March 31, 2006 and 2005 was $-0- and $-0-, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

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

Furniture and fixtures                  5 years
Equipment                                     5 years
Trucks                                            3 years

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $-0- and $1,800 for the three months ended March 31, 2006 and 2005, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventory

Inventory at March 31, 2006 and 2005 consists of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method, “FIFO”, to determine which amounts are removed from inventory.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relates to the net operating loss carry forwards generated by sustaining deficits.

Reclassifications

Certain balances in the 2005 condensed consolidated unaudited financial statements have been reclassified for comparative purposes to conform to the presentation in the 2006 condensed consolidated unaudited financial statements. These reclassifications have not had any impact on net income.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share of Common Stock

Historical net (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,
	2006	2005

Net income (loss)	$168,804	$(170,302)

Weighted-average common shares outstanding
Basic	8,460,000	8,460,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,460,000

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at March 31, 2006:
2006
Accounts receivable	$1,408,197

Less allownace for doubtful accounts	(707,565)

Total accounts receivable, net	$700,632

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2006 and 2005:

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 4- PROPERTY AND EQUIPMENT (CONTINUED)
2006
Equipment	$127,099
Furniture and Fixtures	112,022
Transportation Equipment	54,621
293,742
Less: Accumulated Depreciation	126,177

Net Book Value	$167,565
Depreciation expense for the three months ended March 31, 2006 was $9,000.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of March 31, 2006 and 2005, there was $0 and $109,761 due to Olympus, respectively.

On September 15, 2004, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 5- RELATED PARTY TRANSACTIONS (CONTINUED)

annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 24, 2005. At March 31, 2006 and 2005, the Company was indebted to Go! Agency in the amount of $0 and $96,883, respectively and interest expense on this note was $0 and $303 for the three months ended March 31, 2006 and 2005, respectively.

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

Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $509,000 pursuant to the note.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 6- LONG-TERM DEBT

Long-term debt consists of two installment notes with GMAC Finance. On June 18, 2003, the Company acquired a truck financed by GMAC over a period of 5 years. Monthly payments are $763. The remaining balance on this loan is $20,294. The loan carries no interest charges. Additionally on December 4, 2003, the Company entered into another truck loan in the amount of $46,860. The payments will be for a period of 5 years at $772 per month. The loan carries no interest charges. The remaining balance on this loan is $26,286.

The following represents maturities over the next five years and in the aggregate:

For the years ending December 31:

2006                     $    13,815
2007                           18,420
2008                           14,345
                                                             $    46,580

NOTE 7- PROVISION FOR INCOME TAXES

2006
Current tax expense	$5,600

Benefit of loss carry forward	$-

Net current expense	$5,600

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 8-  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at March 31, 2006 under this lease are as follows:

2006	$21,975
2007	15,000
$36,975
Rent expense for the three months ended March 31, 2006 and 2005 was $8,025, and $8,025, respectively.

NOTE 9- CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer during the three months ended March 31, 2006 and 2005. Sales to this customer were approximately 96% and 89%, respectively.

Approximately 99% of the Company’s accounts receivable at March 31, 2005 are due from this one customer.

NOTE 10- STOCKHOLDERS’ DEFICIT

As of March 31, 2006 and 2005, there were 100,000,000 shares of common stock authorized.

As of March 31, 2006 and 2005, there were 8,460,000 shares of common stock issued and outstanding, respectively.

The Company issued 134,000 shares of common stock for $160,500. The Company pursuant to a Board resolution was to issue another 16,000 shares of common stock. This issuance did not occur until 2004. The Company recorded a $24,000 liability for stock to be issued in 2003, which was reclassified to equity upon the issuance of the shares.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006 AND 2005

NOTE 10- STOCKHOLDERS’ DEFICIT (CONTINUED)

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

RESULTS OF CONTINUING OPERATIONS

The Following table sets forth certain of our summary selected unaudited operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein.

Three Months Ended
March 31

	2006	2005

Revenue-Sales, net	$302,252	$22,271
Cost of Goods Sold	9,351	2,507
Gross profit	292,901	19,764
Total Operating Expenses	128,934	189,765
Net Income (Loss) Before Other Income (Expense)	163,967	(170,001)
Total Other Income (Expense)	10,437	(301)
Net Income (Loss)Before Provision For Income Taxes	174,404	(170,302)
Provision For Income Taxes	(5,600)	-
Net Income (Loss) Applicable To Common Shares	$168,804	$(170,302)
Net Income (Loss) Per Basic And Diluted Shares	$0.02	$(0.02)

Three Months Ended
March 31

	2006	2005

Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	97%	89%

For the three months ended March 31, 2006, the Company had Total Revenue-Sales, net of $302,252, Cost of Goods Sold of $9,351, Gross profit of $292,901, Total Operating Expenses of $128,901, Net Income Before Other Income of $163,967, Total Other Income of $10,437, Net Income Before Provision For Income Taxes of $174,404, a Provision For Income Taxes of $(5,600), Net Income Applicable To Common Shares of $168,804 and Net Income Per Basic and Diluted Shares of $0.02 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

For the three months ended March 31, 2005, the Company had Total Revenue-Sales, net of $22,271, Cost of Goods Sold of $2,507, Gross profit of $19,764, Total Operating Expenses of 189,765, Net Loss Before Other Income of $(170,001), Total Other Expense of $(301), Net Income Applicable To Common Shares of $(170,302) and Net Loss Per Basic and Diluted Shares of $(0.02) based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

Revenue increased $279,981 from the same period last year. Cost of goods increased $6,844 from the same period last year. Total operating expenses decreased $60,831 from the same period last year. Net Income Before other Income (Expense) increased $333,968 from the same period last year. Total Other Income (Expense) increased $10,738 from the same period last year. Net Income (Loss) Before Provision For Income Taxes increased $344,706 from the same period last year. The Provision For Income Taxes increased $5,600 from the same period last year. Net Income (Loss) Applicable To Common Shares increased $339,106 from the same period last year. Net Income (Loss) Per Basic And Diluted Shares increased $0.04 from the same period last year.

MANAGEMENT’S DISCUSSION

The Company attributes the increases in Revenue-Sales, net, Gross Profit, Net Income Before Other Income, Net Income Before Provision For Income tax, Net Income Applicable to Common Shares and Net Income Per Basic And Diluted Shares primarily to increased sales by one key customer.

The Company attributes the increase in Cost Of Goods Sold to increased sales. However, this increase was minimized due to three primary factors. First, the Company has re-engineered the manufacture of its original mounting system resulting in lowering the cost of manufacture and resulting the ability to use existing inventories of aluminum to manufacture more mounting systems. Second, the Company has introduced several lower cost mounting systems that can be manufactured from aluminum not used because of the re-engineering of its original mounting system. Third, the Company has purchased a grand format printer resulting in a reduction in printing costs.

The Company attributes the decrease in Total Operating Expenses due to reliance on out side dealers and reduction of in side sales persons.

The Company attributes the increase in Total Other Income to the reduction of debt and an investment loan to a related party which produces interest income.

The Company attributes the increase in the Provision For Income Taxes to increased revenue from increased sales.

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

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

NONE

INDEX TO EXHIBITS.

NONE

The Company filed no Forms 8K for the quarter ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date: May 19, 2006	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board