Form 10QSB
period 2006-06-30
SIGN MEDIA SYSTEMS INC
filed 2006-08-21
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at June 30, 2006 (Unaudited)                                                          4

Condensed Consolidated Statements of Operations for the Six and Three                                                   5
Months Ended June 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the                                                                           6
Six Months Ended June 30, 2006 and 2005 (Unaudited)

Notes to the Condensed Consolidated Financial Statements                                                                     7-20
(Unaudited)

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS
2006
CURRENT ASSETS
Cash and cash equivalents	$4,163
Accounts receivable, net	724,575
Inventory, net	17,460
746,198

PROPERTY AND EQUIPMENT - Net	143,839

OTHER ASSETS
Due from related parties	594,746
594,746

TOTAL ASSETS	$1,484,783

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,397
Accounts payable and accrued expenses	305,545
Liability for stock to be issued	224,900
537,842

LONG-TERM DEBT - Net of Current Portion	32,765

TOTAL LIABILITIES	570,607

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
June 30, 2006; 8,460,000 shares issued and outstanding
at June 30 2006	5,000
Additional paid-in capital	671,700
Retained earnings	237,476
914,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,484,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(restated)		(restated)

REVENUE	728,679	$511,385	426,427	$489,114
Other revenue - recovery of bad debt	-	500,000	-	500,000
	728,679	1,011,385	426,427	989,114

COST OF GOODS SOLD	15,820	13,396	6,469	10,889

GROSS PROFIT	712,859	997,989	419,958	978,225

OPERATING EXPENSES
Professional fees and administrative payroll	157,386	223,180	78,003	111,297
General and administrative expenses	63,522	154,472	22,971	88,481
Depreciation	32,938	24,941	23,938	13,050
	253,846	402,593	124,912	212,828

NET INCOME BEFORE OTHER INCOME (EXPENSE)	459,013	595,396	295,046	765,397

OTHER INCOME (EXPENSE)
Interest income and other	18,000	103	7,296	101
Interest expense	(583)	(918)	(316)	(615)
	17,417	(815)	6,980	(514)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	476,430	594,581	302,026	764,883
Provision for income taxes	(101,775)	-	(96,175)	-

NET INCOME APPLICABLE TO COMMON SHARES	$374,655	$594,581	$205,851	$764,883

NET INCOME PER BASIC AND DILUTED SHARES	$0.04	$0.07	$0.02	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,460,000	8,460,000	8,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
		(restated)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374,655	$594,581

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation	32,938	24,941
Recovery of allowance for accounts receivable	-	(500,000)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(724,575)	1,041,649
Decrease in inventory	7,540	7,536
Decrease in prepaid expenses and other current assets	-	4,000
Increase in accounts payable and accrued expenses	89,275	52,834
Increase in deferred revenue	-	250,000
Total adjustments	(594,822)	880,960

Net cash (used in) provided by operating activities	(220,167)	1,475,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,984)	(86,913)
Increase in interest receivable - related party	(17,594)	-
Proceeds from related parties	260,998	-
Net cash provided by (used in) investing activities	241,420	(86,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	-	24,900
(Payments) on long-term debt	(11,023)	(9,209)
(Payments) on debt-related party	(8,319)	(1,396,966)
Net cash (used in) financing activities	(19,342)	(1,381,275)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,911	7,353

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,252	6,352

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,163	$13,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$583	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

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

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc. Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation. The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation. American Powerhouse was not actively

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

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

The Company’s revenue recognition policy for these sources of revenue is as follows. The Company relies on Staff Accounting Bulletin Topic 13, in determining when recognition of revenue occurs. There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectibility is reasonably assured. The Company recognizes revenue from the sale of its mounting systems and images when it completes the work and either ships or installs the products. The Company recognizes revenue from third party advertising.

Revenue and Cost Recognition (continued)

only when it has the contractual right to receive such revenue. The Company does retain a liability to maintain systems and images that are installed for purposes of third party advertising. However, any damage caused by the operator of the truck is the responsibility of the lessor of the

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the six months ended June 30, 2006 and 2005.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the six months ended June 30, 2006 and 2005. The following table represents the Company’s losses in the past two years with respect to warranties.

Warranties (continued)

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Six Months ended June 30, 2006	$-	$-	$-	$-

Six Months ended June 30, 2005	$-	$-	$-	$-

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” the Company has intent and belief that all amounts in accounts receivable are collectible. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days. The Company's major customer at June 30, 2006 and 2005, was uncharacteristically slow in paying their outstanding invoices during June 30, 2006 and 2005.

Management's policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

Bad debt expense for the six months ended June 30, 2006 and 2005 was $-0- and $-0-, respectively.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures                         5 years
Equipment                            5 years
Trucks                           3 years

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,200 and $1,800 for the six months ended June 30, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventory

Inventory at June 30, 2006 and 2005 consists of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method, “FIFO”, to determine which amounts are removed from inventory.

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

Reclassifications

Certain balances in the 2005 condensed consolidated unaudited financial statements have been reclassified for comparative purposes to conform to

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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
JUNE 30, 2006 AND 2005

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,
	2006	2005

Net income	$374,655	$594,581

Weighted-average common shares outstanding
Basic	8,460,000	8,460,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,460,000

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at June 30, 2006:

2006
Accounts receivable	$1,432,140

Less allownace for doubtful accounts	(707,565)

Total accounts receivable, net	$724,575

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2006:

2006
Equipment	$127,311
Furniture and Fixtures	112,022
Transportation Equipment	54,621
293,954
Less: Accumulated Depreciation	150,115

Net Book Value	$143,839

                Depreciation expense for the six months ended June 30, 2006 was $32,938.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 5- RELATED PARTY TRANSACTIONS (CONTINUED)

up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of June 30, 2006 and 2005, there was $0 and $0 due to Olympus, respectively.

On September 15, 2004, the Company entered into a loan agreement with Go! Agency, LLC and in connection therewith executed a promissory note with a future advance clause in favor of Go! Agency whereby Go! Agency agreed to loan the Company up to a maximum of $100,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 24, 2005. At June 30, 2006 and 2005, the Company was indebted to Go! Agency in the amount of $0 and $19,985, respectively and interest expense on this note was $0 and $918 for the six months ended June 30, 2006 and 2005, respectively.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 5- RELATED PARTY TRANSACTIONS (CONTINUED)

Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $649,500 pursuant to the note.

NOTE 6- LONG-TERM DEBT

Long-term debt consists of two installment notes with GMAC Finance. On June 18, 2003, the Company acquired a truck financed by GMAC over a period of 5 years. Monthly payments are $763. The remaining balance on this loan is $18,312. The loan carries no interest charges. Additionally on December 4, 2003, the Company entered into another truck loan in the amount of $46,860. The payments will be for a period of 5 years at $772 per month. The loan carries no interest charges. The remaining balance on this loan is $21,850.

The following represents maturities over the next five years and in the aggregate:

For the years ending December 31:

2006                    $           9,156
2007                               18,420
2008                               12,532
                                                            $         40,162

NOTE 7- PROVISION FOR INCOME TAXES

2006
Current tax expense	$142,929

Benefit of loss carry forward	$(41,154)

Net current expense	$101,775

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006 AND 2005

NOTE 8-  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The lease expires on December 30, 2007, and provides that SMS pay all applicable sales and use tax, insurance and maintenance. The total minimum rental commitments at June 30, 2006 under this lease are as follows:

2006	$21,975
2007	15,000
$36,975

Rent expense for the six months ended June 30, 2006 and 2005 was $8,025, and $16,050, respectively.

NOTE 9- CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer during the six months ended June 30, 2006 and 2005. Sales to this customer were approximately 99% and 94%, respectively.

Approximately 99% of the Company’s accounts receivable at June 30, 2006 are due from this one customer.

NOTE 10- STOCKHOLDERS’ EQUITY

As of June 30, 2006 and 2005, there were 100,000,000 shares of common stock authorized.

As of June 30, 2006 and 2005, there were 8,460,000 shares of common stock issued and outstanding, respectively.

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

RESULTS OF CONTINUING OPERATIONS

The following tables sets forth certain of our summary selected unaudited operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein.

Six Months Ended
June 30

	2006	2005 (restated)

Revenue	$728,679	$1,011,385
Cost of Goods Sold	15,820	13,396
Gross profit	712,859	997,989
Total Operating Expenses	253,846	402,593
Net Income (Loss) Before Other Income (Expense)	459,013	595,396
Total Other Income (Expense)	17,417	(815)
Net Income (Loss)Before Provision For Income Taxes	476,430	594,581
Provision For Income Taxes	(101,775)	-
Net Income (Loss) Applicable To Common Shares	$374,655	$594,581
Net Income (Loss) Per Basic And Diluted Shares	$0.04	$0.07
Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	98%	99%

The Company restated its June 30, 2005 financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt. The

$500,000 recovery of bad debt is now included in revenue for the period ended June 30, 2005. The effect of this restatement did not effect total stockholders’ equity. The effect did increase net income from $511,385 to $1,011,385 and earnings per share from .011 to .070. The recovery of the $500,000 of bad debt was due entirely to a cash payment to the Company by one key customer that contributes the bulk of the Company’s revenue.

For the six months ended June 30, 2006, the Company had Total Revenue of $728,689, Cost of Goods Sold of $15,820, Gross profit of $712,859, Total Operating Expenses of $253,846, Net Income (Loss) Before Other Income (Expense) of $459,013, Total Other Income (Expense) of $17,417, Net Income (Loss) Before Provision For Income Taxes of $476,430, a Provision For Income Taxes of $(101,775), Net Income (Loss) Applicable To Common Shares of $374,655 and Net Income (Loss) Per Basic and Diluted Shares of $0.04 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

For the six months ended June 30, 2005, the Company had Total Revenue of $1,011,385 which included a $500,000 recovery of bad debt, Cost of Goods Sold of $13,396, Gross profit of $997,989, Total Operating Expenses of $402,593, Net Income (Loss) Before Other Income (Expense) of $595,396, Total Other Income (Expense) of $(815), Net Income (Loss) Before Provision For Income Taxes of $594,581, a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $594,581 and Net Income (Loss) Per Basic and Diluted Shares of $0.07 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

Three Months Ended
June 30

	2006	2005

Revenue	$426,427	$989,114
Cost of Goods Sold	6,469	10,889
Gross profit	419,958	978,225
Total Operating Expenses	124,912	212,828
Net Income (Loss) Before Other Income (Expense)	295,046	765,397
Total Other Income (Expense)	6,980	(514)
Net Income (Loss)Before Provision For Income Taxes	302,026	764,883
Provision For Income Taxes	(96,175)	-
Net Income (Loss) Applicable To Common Shares	$205,851	$764,883
Net Income (Loss) Per Basic And Diluted Shares	$0.02	$0.09
Weighted Average Number of Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	98%	99%

For the three months ended June 30, 2006, the Company had Total Revenue of $426,427, Cost of Goods Sold of $6,469, Gross profit of $419,958, Total Operating Expenses of $124,912, Net Income (Loss) Before Other Income (Expense) of $295,046, Total Other Income (Expense) of $6,980, Net Income (Loss) Before Provision For Income Taxes of $302,026, a Provision For Income Taxes of $(96,175), Net Income (Loss) Applicable To Common Shares of $205,851 and Net Income (Loss) Per Basic and Diluted Shares of $0.02 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

For the three months ended June 30, 2005, the Company had Total Revenue of $989,114, Cost of Goods Sold of $10,889, Gross profit of $978,225, Total Operating Expenses of $212,828, Net Income (Loss) Before Other Income (Expense) of $765,397, Total Other Income (Expense) of $(514), Net Income (Loss) Before Provision For Income Taxes of $764,883, a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $764,883 and Net Income (Loss) Per Basic and Diluted Shares of $0.09 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

MANAGEMENT’S DISCUSSION

Exclusive of the recovery of bad debt in the amount of $500,000 in the period ended June 30, 2005, the Company’s revenue increased by $217,295. Exclusive of the recovery of bad debt, the Company attributes the increases in Revenue, Gross Profit, Net Income Before Other Income, Net Income Before Provision For Income tax, and Net Income Applicable to Common Shares primarily to increased sales by one key customer. The Company attributes the decrease in Net Income Per Basic And Diluted Shares to the provision for income taxes.

The Company attributes the decrease in Total Operating Expenses due to reliance on out side dealers, reduction of in side sales persons, lower rental cost and lower insurance cost.

The Company attributes the increase in Total Other Income to an investment loan to a related party which produces interest income.

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

On June 28, 2005, the Company loaned, $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman and a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010. There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus

Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. Each loan is personally guaranteed by the chiropractic physician. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of chiropractic adjustment tables which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table. Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made re-payments to the Company of $228,000 pursuant to the note attached hereto as Exhibit 10.6. Because of the foregoing facts, the Company believes that the probability of a default on the loan by it to Olympus Leasing is unlikely. The current principal balance due to the Company from Olympus Leasing is $594,746.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2. Changes in Securities.

NONE

Item 3. Defaults Upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER DESCRIPTION OF EXHIBIT
-------------------------------------------------------------------------------------------------
10.6
Promissory Note described in Part II, Item 5 above which is incorporated herein by reference from the Company’s Second Amended Form 10-QSB, Quarterly Report under Section 13 or 15(d) of the Exchange Act for the period ended June 30, 2005 and filed with the Securities and Exchange Commission on November 22, 2005.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed no Forms 8K for the quarter ended June 30, 2005.

The Company filed no Forms 8K for the quarter ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date: August 21, 2006	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board