Form 10KSB/A
period 2005-12-31
SIGN MEDIA SYSTEMS INC
filed 2006-09-29
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(2nd Amendment)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

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

Dependence on Major Customers

A material part of our business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2005, our sales to this customer were approximately $1,401,265 or 94 % of all sales including a provision for bad debt in the amount of $207,565. See Note 2, Provision for Bad Debt, for more information on the provision for bad debt. During the year ended December 31, 2004, our sales to this customer were approximately $1,223,672 or 90 % of all sales including a provision for bad debt in the amount of $500,000. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base. Applied Advertising Network, LLC is not a related party. In 2003, we entered into a Distribution Agreement with Applied Advertising. That agreement provides:

·                      The term of the agreement is one year and can be renewed by the mutual agreement of the parties.  The agreement was renewed in 2004 and does not expire until December 2005.<?xml:namespace prefix = o />
·                      The agreement grants Applied Advertising the territory of the United States of America and Central America which means that it can sell our products in those areas.
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

Date<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />	Name	Number of Shares	Consideration
January 28, 2002	Antonio F. Uccello, III	1,000	$5,000
January 1, 2003	GO! Agency, LLC	7,959,000	(1)
June 1, 2003	Stephen. MacNamara	30,000	$4,500
September 30, 2003	Nelson J. Martin	10,000	Services-$15,000
October 8, 2003	Abraham Uccello, Trustee of the Candlelight Non- Grantor Trust	10,000	$15,000
October 31, 2003	Henry Eldon Sinsel	10,000	$15,000
November 11, 2003	Raimo Vitikainen	20,000(1)	$30,000
November 12, 2003	William J. Hone	40,000	$60,000
November 14, 2003	Salvatore Uccello, Jr.	10,000	Services-$15,000
November 17, 2003	Lynda Melnick	20,000	$30,000
November 17, 2003	American Powerhouse, Inc.	300,000	(2)
November 20, 2003	Roger P. Nelson	20,000	$30,000
November 24, 2003	Christopher Stender	10,000	Services-$15,000
December 8, 2003	Jerry Hanson	10,000	Services-$15.000
December 8, 2003	Marcus Faller	10,000	Services-$15,000
April 3, 2004	Thomas F. Pepin Limited Partnership	66,667	$100,000
May 5, 2004	Roger P. Nelson	66,667	$100,000
Total		8,593,334(3)	$404,500

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

Accounts receivable aging for the year ended December 31, 2005 are summarized in the table below.

AT DECEMBER 31, 2005:
	1-30	31-60	61-90	> 90	TOTAL
TOTALS	$(707,565)	$681	$702,160	$4,724	$0

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

We have begun training outside parties to become certifiied installers of our products.  We anticipate that having more installers will make repairs and change-outs of graphics convenient and cost effective for our customers.  However, we may not be able to train enough installers to handle the potential demand for our products.  This would result in delays in service, which could affect customer satisfaction and adversely affect our business.  Currently, we belive that we have sufficient numbers of trained installers to handle the potential demand and expect to be able to continue to train additional installers to keep pace with the anticipated growth of our business.   However, there can be no guarantee that this will occurr.

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

ITEM 7. FINANCIAL STATEMENTS

SIGN MEDIA SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              PAGE(S)

Report of Independent Registered Public Accounting Firm                                                      24

Consolidated Balance Sheets as of December 31, 2005 and 2004                                              25

Consolidated Statements of Income for the Years Ended                                                           26
December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2005 and 2004                                                                        27

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004                                                                                                            28

Notes to Consolidated Financial Statements                                                                          29-43

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

April 5, 2006

MEMBER OF:         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

 SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$2,252	$6,352
Accounts receivable, net	-	550,578
Inventory, net	25,000	85,572
Prepaid expenses and other assets	-	4,000
	27,252	646,502

PROPERTY AND EQUIPMENT - Net	174,793	124,555

OTHER ASSETS
Due from related parties	838,150	-
	838,150	-

TOTAL ASSETS	$1,040,195	$771,057

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$18,420	$18,420
Accounts payable and accrued expenses	216,270	169,989
Current portion of debt - related parties	8,319	109,761
Liability for stock to be issued	224,900	200,000
	467,909	498,170

LONG-TERM DEBT - Net of Current Portion	32,765	51,184

LONG-TERM DEBT - RELATED PARTIES - Net of Current Portion	-	107,190

TOTAL LIABILITIES	500,674	656,544

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized at
December 31, 2005 and 2004; 8,460,000 shares issued
and outstanding at December 31, 2005 and 2004	5,000	5,000
Additional paid-in capital	671,700	671,700
Accumulated deficit	(137,179)	(562,187)
	539,521	114,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,040,195	$771,057

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
COONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUE - sales	$1,491,854	$1,361,962

TOTAL REVENUE	1,491,854	1,361,962

TOTAL COSTS OF GOODS SOLD	204,211	186,448

GROSS PROFIT	1,287,643	1,175,514

OPERATING EXPENSES
Professional fees and administrative payroll	342,545	233,664
General and administrative expenses	279,429	325,872
Bad debt expense - net of recovery	207,565	500,000
Depreciation	57,768	41,640
	887,307	1,101,176

NET INCOME BEFORE OTHER INCOME (EXPENSE)	400,336	74,338

OTHER INCOME (EXPENSE)
Interest income and other	26,757	-
Interest expense	(2,085)	(82,253)
	24,672	(82,253)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	425,008	(7,915)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$425,008	$(7,915)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.05	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,406,000

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional
	Common Stock				Paid-In		Accumulated
	Shares		Amount		Capital		Deficit	Total

Balance, January 1, 2004	8,244,000		$ 5,000		$ 347,700		$ (554,272)	$ (201,572)

Issuance of common stock in connection
with the merger of SMA	200,000		-		300,000		-	300,000

Issuance of common stock in exchange
for cash	16,000		-		24,000		-	24,000

Net (loss) for the year	-		-		-		(7,915)	(7,915)

Balance, December 31, 2004	8,460,000	#	5,000	#	671,700	#	(562,187)	114,513

Net income for the year	-		-		-		425,008	425,008

Balance, December 31, 2005	8,460,000		$5,000		$671,700		($137,179)	$539,521

The accompanying notes are an integral part of the consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$425,008	$(7,915)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	57,768	41,640
Provision for losses on accounts receivable	707,565	500,000

Changes in assets and liabilities:
(Increase) in accounts receivable	(156,987)	(478,680)
(Increase) decrease in inventory	60,572	(47,181)
Decrease in prepaid expenses and other current assets	4,000	51,144
Increase in accounts payable and accrued expenses	20,673	17,029
Total adjustments	693,591	83,952

Net cash provided by operating activities	1,118,599	76,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(108,006)	(63,141)
Increase in interest receivable - related party	(26,650)	-
Proceeds from related parties	551,918	-
Payments to related parties	(1,363,418)	-
Net cash (used in) investing activities	(946,156)	(63,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	24,900	-
Payments on long-term debt	(18,419)	(18,420)
Payments on debt-related party	(183,024)	(235,192)
Common stock issuance	-	200,000
Net cash (used in) financing activities	(176,543)	(53,612)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,100)	(40,716)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,352	47,068

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,252	$6,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2,085	$82,253

The accompanying notes are an integral part of the consolidated financial statements.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2005	2004

Net income	$425,008	$(7,915)

Weighted-average common shares outstanding
Basic	8,460,000	8,406,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,406,000

<?xml:namespace prefix = v ns = "urn:schemas-microsoft-com:vml" />
Recent Accounting Pronouncements

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

NOTE 3-         ACCOUNTS RECEIVABLE

                        Accounts receivable consist of the following at December 31, 2005 and 2004:

	2005	2004
Accounts receivable	$707,565	$1,050,578

Less allowance for doubtful accounts	707,565	500,000

Total accounts receivable	$-	$550,578

NOTE 4-         PROPERTY AND EQUIPMENT

                        Property and equipment consist of the following at December 31, 2005 and 2004:

	2005	2004
Equipment	$125,327	$71,461
Furniture and Fixtures	112,022	57,882
Transportation Equipment	54,621	54,621
	291,970	183,964
Less: accumulated depreciation	117,177	59,409

Net Book Value	$174,793	$124,555

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

2006	$30,000
2007	15,000
$45,000

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

                        The following represents maturities over the next five years and in the aggregate:

                        For the years ending December 31:

                        2006                                                                            $        18,420
                        2007                                                                                      18,420
                        2008                                                                                      14,345
                                                                                                            $        51,185

NOTE 8-         PROVISION FOR INCOME TAXES

2005
Current tax expense	$132,400
Benefit of loss carry forward	(132,400)

Net current expense	$-

The Company will utilize its net operating losses to offset any Federal Income Tax due.

The net deferred tax assets in the accompanying consolidated balance sheets include the following components at December 31, 2005:

                                                                                                  2005
                        Deferred tax assets                                     $           56,340
                        Deferred tax valuation allowance                             (56,340)

                        Net deferred tax assets                               $                     -

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

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
September 29, 2006

/s/ Thomas Bachman
Thomas Bachman
Director
September 29, 2006

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
September 29, 2006