Form 10-Q/A
period 2006-03-31
SIGN MEDIA SYSTEMS INC
filed 2006-09-29
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

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

_____________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,460,000 Common Shares no par value as of March 31, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

  SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at March 31, 2006 (Unaudited)                        4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2006 and 2005 (Unaudited)                                                   5

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2006 and 2005 (Unaudited)                                         6

Notes to the Condensed Consolidated Financial Statements
(Unaudited)                                                                                                              7-22

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2006

ASSET

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

The accompanying notes are an integral part of these condensed consoidated financial statements.

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

The accompany notes are an integral part of these condensed consolidated financial statements.

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

NOTE 1-         ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the three months ended March 31, 2006 and 2005. The following table represents the Company’s losses in the past two years with respect to warranties.

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
<?xml:namespace prefix = v ns = "urn:schemas-microsoft-com:vml" />

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

NOTE 5-         RELATED PARTY TRANSACTIONS (CONTINUED)

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

Three Months Ended
March 31

	2006	2005

Revenue-Sales, net	$ 302,252	$ 22,271
Cost of Goods Sold	9,351	2,507
Gross profit	292,901	19,764
Total Operating Expenses	128,934	189,765
Net Income (Loss) Before Other Income (Expense)	163,967	(170,001)
Total Other Income (Expense)	10,437	(301)
Net Income (Loss)Before Provision For Income Taxes	174,404	(170,302)
Provision For Income Taxes	(5,600)	-
Net Income (Loss) Applicable To Common Shares	$ 168,804	$ (170,302)
Net Income (Loss) Per Basic And Diluted Shares	$ 0.02	$ (0.02)

Three Months Ended
March 31

	2006	2005

Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	97%	89%

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

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date September 29, 2006	/s/Antonio F. Uccello, III___ Antonio F. Uccello, III Chief Executive Officer Chairman of the Board