Form 10-Q/A
period 2006-06-30
SIGN MEDIA SYSTEMS INC
filed 2006-09-29
CIK 1277859

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,460,000 Common Shares no par value as of June 30, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

 SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at June 30, 2006 (Unaudited)                               4

Condensed Consolidated Statements of Operations for the Six and Three
Months Ended June 30, 2006 and 2005 (Unaudited)                                                          5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2006 and 2005 (Unaudited)                                                    6

Notes to the Condensed Consolidated Financial Statements
(Unaudited)                                                                                                                 7-22

                                    SIGN MEDIA SYSTEMS, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                              JUNE 30, 2006

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

Six Months Ended
June 30

	2006	2005 (restated)

Revenue	$ 728,679	$ 1,011,385
Cost of Goods Sold	15,820	13,396
Gross profit	712,859	997,989
Total Operating Expenses	253,846	402,593
Net Income (Loss) Before Other Income (Expense)	459,013	595,396
Total Other Income (Expense)	17,417	(815)
Net Income (Loss)Before Provision For Income Taxes	476,430	594,581
Provision For Income Taxes	(101,775)	-
Net Income (Loss) Applicable To Common Shares	$ 374,655	$ 594,581
Net Income (Loss) Per Basic And Diluted Shares	$ 0.04	$ 0.07
Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	98%	99%

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

Three Months Ended
June 30

	2006	2005

Revenue	$ 426,427	$ 989,114
Cost of Goods Sold	6,469	10,889
Gross profit	419,958	978,225
Total Operating Expenses	124,912	212,828
Net Income (Loss) Before Other Income (Expense)	295,046	765,397
Total Other Income (Expense)	6,980	(514)
Net Income (Loss)Before Provision For Income Taxes	302,026	764,883
Provision For Income Taxes	(96,175)	-
Net Income (Loss) Applicable To Common Shares	$ 205,851	$ 764,883
Net Income (Loss) Per Basic And Diluted Shares	$ 0.02	$ 0.09
Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	98%	99%

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