Form 10QSB
period 2006-09-30
SIGN MEDIA SYSTEMS INC
filed 2006-11-14
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,460,000 Common Shares no par value as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at September 30, 2006
(Unaudited)                                                                4

Condensed Consolidated Statements of Income for the Nine and Three
Months Ended September 30, 2006 and 2005 (Unaudited)                                     5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2006 and 2005 (Unaudited)                                6

Notes to the Condensed Consolidated Financial Statements
(Unaudited)                                                              7-18

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2006

ASSETS

2006
CURRENT ASSETS
Cash and cash equivalents	$5,616
Accounts receivable, net	752,823
Inventory, net	7,462
765,901

PROPERTY AND EQUIPMENT - Net	131,468

OTHER ASSETS
Due from related parties	430,329
430,329

TOTAL ASSETS	$1,327,698

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$9,156
Accounts payable and accrued expenses	238,622
Liability for stock to be issued	224,900
472,678

LONG-TERM DEBT - Net of Current Portion	28,717

TOTAL LIABILITIES	501,395

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
September 30, 2006; 8,460,000 shares issued and outstanding
at September 30 2006	5,000
Additional paid-in capital	671,700
Retained earnings	149,603
826,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,327,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

REVENUE	$734,494	$936,923	$5,816	$425,538
Other revenue - recovery of bad debt	-	500,000	-
	734,494	1,436,923	5,816	425,538

COST OF GOODS SOLD	26,929	28,299	11,109	14,903

GROSS PROFIT (LOSS)	707,565	1,408,624	(5,293)	410,635

OPERATING EXPENSES
Professional fees and administrative payroll	40,976	86,765	10,277	52,911
General and administrative expenses	276,815	513,753	63,178	170,754
Depreciation	48,938	41,333	16,000	16,392
	366,729	641,851	89,455	240,057

NET INCOME BEFORE OTHER INCOME (EXPENSE)	340,836	766,773	(94,748)	170,578

OTHER INCOME (EXPENSE)
Interest income and other	25,001	16,004	7,001	15,901
Interest expense	(1,280)	(2,516)		(799)
	23,721	13,488	7,001	15,102

NET INCOME BEFORE PROVISION FOR INCOME TAXES	364,557	780,261	(87,747)	185,680
Provision for income taxes	77,775	61,000		61,000

NET INCOME APPLICABLE TO COMMON SHARES	$286,782	$719,261	$(87,747)	$124,680

NET INCOME PER BASIC AND DILUTED SHARES	$0.03	$0.09	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,460,000	8,460,000	8,460,000	8,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286,782	$719,261

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation	48,938	41,333

Changes in assets and liabilities:
(Increase) in accounts receivable	(752,823)	(170,755)
Decrease in inventory	17,538	15,072
Decrease in prepaid expenses and other current assets		3,300
Increase in accounts payable and accrued expenses	22,352	123,776
Increase in deferred revenue		538,948
Total adjustments	(663,995)	551,674

Net cash (used in) provided by operating activities	(377,213)	1,270,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,612)	(107,528)
( Increase) decrease in receivable - related party	407,821	(1,200,000)
Proceeds from related parties		228,000
Net cash provided by (used in) investing activities	402,209	(1,079,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in liability for stock to be issued	-	24,900
(Payments) on long-term debt	(21,632)	(13,814)
(Payments) on debt-related party		(202,800)
Net cash (used in) financing activities	(21,632)	(191,714)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,364	(337)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,252	6,352

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,616	$6,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,280	$-

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

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Accounts receivable                                                 $752,823
Fixed assets, net of depreciation                              131,468
Other assets                                                                 443,407
Accounts payable                                                     (238,622)
Notes payable                                                              (32,765)
Other payables                                                           (230,008)

Total                                                                            $826,303

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

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the nine months ended September 30, 2006 and 2005.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the nine months ended September 30, 2006 and 2005. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Nine Months ended September 30, 2006	$-	$-	$-	$-

Nine Months ended September 30, 2005	$-	$-	$-	$-

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” the Company has intent and belief that all amounts in accounts receivable are collectible. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days. The Company's major customer at September 30, 2006 and 2005, was uncharacteristically slow in paying their outstanding invoices during September 30, 2006 and 2005.

Management's policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

Bad debt expense for the nine months ended September 30, 2006 and 2005 was $-0- and $-0-, respectively.

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

Furniture and fixtures            5 years
Equipment                               5 years
Trucks                                      3 years

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $1,800 and $2,525 for the nine months ended September 30, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventory

Inventory at September 30, 2006 and 2005 consists of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method, “FIFO”, to determine which amounts are removed from inventory.

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

Income per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,
	2006	2005

Net income	$286,782	$719,261

Weighted-average common shares outstanding
Basic	8,460,000	8,460,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,460,000	8,460,000

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company has implemented the revised standard in the first quarter of fiscal year 2006. The adoption of SFAS No. 153 did not have a material effect on the Company’s reported financial results.

NOTE 3-  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at September 30, 2006:

2006
Accounts receivable	$752,823

Less allownace for doubtful accounts	-

Total accounts receivable, net	$752,823

NOTE 4-  PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at September 30, 2006:

2006
Equipment	$130,939
Furniture and Fixtures	112,022
Transportation Equipment	54,622
297,583
Less: Accumulated Depreciation	166,115

Net Book Value	$131,468

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
(CONTINUED)

annum, payable interest only monthly, with the entire unpaid balance due and payable in full on September 24, 2005. At September 30, 2006 and 2005, the Company was indebted to Go! Agency in the amount of $0 and $17,584, respectively and interest expense on this note was $0 and $918 for the nine months ended September 30, 2006 and 2005, respectively.

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

NOTE 6-  PROVISION FOR INCOME TAXES

2006
Current tax expense	$77,765

Benefit of loss carry forward	$-

Net current expense	$77,765

NOTE 7-  CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer during the nine months ended September 30, 2006 and 2005. Sales to this customer were approximately 99% and 99%, respectively.

NOTE 8-  STOCKHOLDERS’ EQUITY

As of September 30, 2006 and 2005, there were 100,000,000 shares of common stock authorized.

As of September 30, 2006 and 2005, there were 8,460,000 shares of common stock issued and outstanding, respectively.

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

Nine Months Ended
September 30

	2006	2005

Revenue	$734,494	$1,436,923
Cost of Goods Sold	26,929	28,299
Gross Profit (Loss)	707,565	1,408,624
Total Operating Expenses	366,729	641,851
Net Income (Loss) Before Other Income (Expense)	340,836	766,773
Total Other Income (Expense)	23,721	13,488
Net Income (Loss)Before Provision For Income Taxes	364,557	780,261
Provision For Income Taxes	77,775	61,000
Net Income (Loss) Applicable To Common Shares	$286,782	$719,261
Net Income (Loss) Per Basic And Diluted Shares	$0.03	$0.09
Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	96%	98%

The Company restated its June 30, 2005, financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt. The $500,000 recovery of bad debt is now included in revenue. The effect of this June 30, 2005, restatement did not affect total stockholders’ equity. The effect did increase revenue for the nine months ended September 30, 2005, from $936,923 to 1,436,923, net income after provision for income taxes from $219,261 to $719,261 and earnings per share from .03 to$0.09. The recovery of the $500,000 of bad debt was due entirely to a cash payment to the Company by one key customer that contributes the bulk of the Company’s revenue.

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

Nine Months Ended
September 30

	2006	2005

Revenue	$734,494	$1,436,923
Cost of Goods Sold	29,929	28,299
Gross Profit (Loss)	707,565	1,408,624
Total Operating Expenses	366,729	641,851
Net Income (Loss) Before Other Income (Expense)	340,836	766,773
Total Other Income (Expense)	23,721	13,488
Net Income (Loss)Before Provision For Income Taxes	364,557	780,261
Provision For Income Taxes	77,775	61,000
Net Income (Loss) Applicable To Common Shares	$286,782	$719,261
Net Income (Loss) Per Basic And Diluted Shares	$0.03	$0.09
Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	96%	98%

The Company restated its June 30, 2005, financial statements to reclassify $500,000 that was posted directly to additional paid-in capital that should have been posted as a recovery of bad debt. The $500,000 recovery of bad debt is now included in revenue. The effect of this June 30, 2005, restatement did not affect total stockholders’ equity. The effect did increase revenue for the nine months ended September 30, 2005, from $936,923 to 1,436,923, net income after provision for income taxes from $219,261 to $719,261 and earnings per share from .03 to. The recovery of the $500,000 of bad debt was due entirely to a cash payment to the Company by one key customer that contributes the bulk of the Company’s revenue.

For the nine months ended September 30, 2006, the Company had Total Revenue of $734,494, Cost of Goods Sold of $26,929, Gross profit of $707,565, Total Operating Expenses of $366,729, Net Income (Loss) Before Other Income (Expense) of $340,836, Total Other Income (Expense) of $23,721, Net Income (Loss) Before Provision For Income Taxes of $364,557, a Provision For Income Taxes of $77,775, Net Income (Loss) Applicable To Common Shares of $286,782 and Net Income (Loss) Per Basic and Diluted Shares of $0.03 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

For the nine months ended September 30, 2005, the Company had Total Revenue of $1,436,923 which included a $500,000 recovery of bad debt, Cost of Goods Sold of $28,299, Gross profit of $1,408,624, Total Operating Expenses of $641,851, Net Income (Loss) Before Other Income (Expense) of $766,773, Total Other Income (Expense) of $13,488, Net Income (Loss) Before Provision For Income Taxes of $780,261, a Provision For Income Taxes of $61,000, Net Income (Loss) Applicable To Common Shares of $719,261 and Net Income (Loss) Per Basic and Diluted Shares of $0.09 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

Three Months Ended
September 30

	2006	2005

Revenue	$5,816	$425,538
Cost of Goods Sold	11,109	14,903
Gross Profit (Loss)	(5,293)	410,635
Total Operating Expenses	89,455	240,057
Net Income (Loss) Before Other Income (Expense)	(94,748)	170,578
Total Other Income (Expense)	7,001	15,102
Net Income (Loss) Before Provision For Income Taxes	(87,747)	185,680
Provision For Income Taxes	-	61,000
Net Income (Loss) Applicable To Common Shares	$(87,747)	$124,680
Net Income (Loss) Per Basic And Diluted Shares	$(0.01)	$0.01
Weighted Average Number OF Common Shares Outstanding	8,460,000	8,460,000
Gross profit margin	(91%)	96%

For the three months ended September 30, 2006, the Company had Total Revenue of $5,816, Cost of Goods Sold of $11,109, Gross Profit (Loss) of $(5,293), Total Operating Expenses of $89,455, Net Income (Loss) Before Other Income (Expense) of $(94,748), Total Other Income (Expense) of $7,001, Net Income (Loss) Before Provision For Income Taxes of $(87,747), a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $(87,747) and Net Income (Loss) Per Basic and Diluted Shares of $(0.01) based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

For the three months ended September 30, 2005, the Company had Total Revenue of $425,538, Cost of Goods Sold of $14,903, Gross Profit (Loss) of $410,635, Total Operating Expenses of $240,057, Net Income (Loss) Before Other Income (Expense) of $170,578, Total Other Income (Expense) of $15,102, Net Income (Loss) Before Provision For Income Taxes of $185,680, a Provision For Income Taxes of $61,000, Net Income (Loss) Applicable To Common Shares of $124,680 and Net Income (Loss) Per Basic and Diluted Shares of $0.01 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

MANAGEMENT’S DISCUSSION

The Company is in the business of developing, manufacturing and marketing mobile billboard mounting systems, which are mounted primarily on truck sides, rear panels and breaking panel roll up doors. The Company also produces digitally created outdoor, full color vinyl images, which are inserted into the mounting systems and displayed primarily on trucks. The Company has developed mounting systems which allow the digital images to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the Fleet Graphics. The mounting systems’ proprietary cam-lever technology is the key to their operation.

The Company’s revenue comes from three primary sources; sales of the mobile billboard mounting systems, sales of digital printing, and sales of third party advertising utilizing the mobile billboard mounting systems.

During the nine months ended September 30, 2006, $727,238 or 99.96% of the Company’s revenue came from the sale of its mobile bill board mounting systems, $0.00 or 0% of the Company’s revenue came from the sale of third party advertising and $7,256 or 0.04% of the Company’s revenue came from the sale of digital printing.

During the nine months ended September 30, 2005, $1,418,550 or 98% of the Company’s revenue came from the sale of its mobile billboard mounting systems, $0 or 0% of the Company’s revenue came from the sale of third party advertising and $18,373 or 2% of the Company’s revenue came from the sale of digital printing.

During the three months ended September 30, 2006, $2,988 or 51% of the Company’s revenue came from the sale of its mobile bill board mounting systems, $0.00 or 0% of the Company’s revenue came from the sale of third party advertising and $2,827 or 49% of the Company’s revenue came from the sale of digital printing.

During the three months ended September 30, 2005, $421,292 or 99.5% of the Company’s revenue came from the sale of its mobile bill board mounting systems, $0.00 or 0% of the Company’s revenue came from the sale of third party advertising and $4,246 or 0.5% of the Company’s revenue came from the sale of digital printing.

A material part of the Company’s business is currently dependent upon one key customer, Advanced Advertising Network, LLC of Lake Mary, Florida. Advanced Advertising Network, LLC is not a related party. During the nine months ended September 30, 2006, the Company’s sales to this key customer were approximately $727,238 or 99% of all sales. During the nine months ended September 30, 2005, the Company’s sales to this key customer were approximately $1,321,969 or 92% of all sales. During the three months ended September 30, 2006, the Company’s sales to this key customer were approximately $0.00 or 0% of all sales. During the three months ended September 30, 2005, the Company’s sales to this key customer were approximately $411,684 or 97% of all sales.

The decline in revenue for the nine and three months ended September 30, 2006 is due exclusively to the failure of the Company’s key customer, Advanced Advertising Network, LLC of Lake Mary, Florida to maintain consistent sales. The decline in professional fees and administrative payroll for the nine and three months ended September 30, 2006 is due to the reduction in the Company’s operating staff as the Company continues to rely on it distributorship model for sales. The decline in general and administrative expenses for the nine and three months ended September 30, 2006 is due to the lack of expected sales and the development of new truck side mounting systems that require fewer parts and which is less expensive to assemble.

The Company continues to rely on this customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base.

The Company continues to rely on this key customer for the majority of its sales. However, the Company is moving forward to expand its distribution base so that it will no longer depend on this one key customer. There can be no guarantee that the Company will be able to diversify its distribution base.

On June 28, 2005, the Company loaned, $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman and a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010. There is no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. Each loan is personally guaranteed by the chiropractic physician. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum. To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table. There is an excellent market for the re-sale of chiropractic adjustment tables, which may be the subject of a foreclosure. Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table. Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made principal re-payments to the Company of $769,671 pursuant to the note attached hereto as Exhibit 10.6. Because of the foregoing facts, the Company believes that the probability of a default on the loan by it to Olympus Leasing is unlikely. The Company believes, but cannot guarantee, that the loan to Olympus Leasing will not affect liquidity.

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

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBITS
                -------------------------------------------------------------------------------------------------

10.6
Promissory Note described in Part I, Item 2 above incorporated herein reference from the Company’s Form 10-QSB/A2 dated November 11, 2005, and filed with the Securities and Exchange Commission on November 18, 2005.

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

The Company filed no Forms 8K for the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date November 14, 2006	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board