Form 10KSB
period 2006-12-31
SIGN MEDIA SYSTEMS INC
filed 2007-04-02
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

Notification of Late Filing

Form 10-KSB

For The Period Ended December 31, 2006

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

Date: March 31, 2007                         By /s/ Antonio F. Uccello, III
    Antonio F. Uccello, III
    President