Form 10KSB/A
period 2006-12-31
SIGN MEDIA SYSTEMS INC
filed 2007-04-18
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(1st Amendment)
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Common Stock, No Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act. [ ]

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

The issuer’s revenues for the most recent fiscal year were $726.812.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such equity as of a specified dated within the past 60 days. As of March 30, 2007, the aggregate market value of the voting common equity held by non-affiliates was $631,547.

The number of shares outstanding of the issuer’s common equity as of April 1, 2007, was 11,043,267, No Par Value.

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

There are other companies that design and manufacture some type of mounting system for attached graphics to vehicles.  None of htese competitors has a system that is substantially similar to our mounting systems and we believe that the functionality and cost-effectiveness of our mounting systems make them competitive in the market.  However, some of our potential competitors may have larger advertising and marketing budgets than we do and may be better able to establish a market presence.

Dependence on Major Customers

A material part of our business is currently dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2006, our sales to this customer were approximately $700,632 or 96% of all sales. During the year ended December 31, 2005, our sales to this customer were approximately $1,401,265 or 94 % of all sales including a provision for bad debt in the amount of $207,565. See Note 2, Provision for Bad Debt, for more information on the provision for bad debt. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base. Applied Advertising Network, LLC is not a related party. In 2003, we entered into a Distribution Agreement with Applied Advertising. That agreement provides:

•	The term of the agreement is one year and can be renewed by the mutual agreement of the parties. The agreement was renewed in 2006 and does not expire until December 2007.

•	The agreement grants Applied Advertising the territory of the United States of America and Central America which means that it can sell our products in those areas.

•	The agreement allows Applied Advertising to appoint one or more dealers in its territory but only with our consent.

•	The agreement obligates Applied Advertising to use its best efforts to actively promote market and sell our products in its territory.

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

On January 14, 2003, we filed a United States patent application for our sign and awing attachment system and method of use for image mounting systems and that patent was allowed by the U.S. Patent Office under serial number 10/341.471. Since then we have filed for two separate patents each relating to the mounting of images, one being a beadless signage system and method of use for image mounting systems and the other being an apparatus and method for attaching signs to vehicular surfaces and we therefore own a pending United States patent application that contains claims covering those two additional mounting systems. We believe that these new patent applications will reduce our cost of mounting images. The patent applications are being prosecuted by the intellectual property law firm of Fish & Richardson, PC of New York City. We believe that the additional patent application claims which are on file are sufficiently broad to cover not only the specific systems, but also similar systems; and that, if granted, will be infringed by systems that employ the fundamentals of our system. However, at this time our patent attorneys cannot advise as to the likelihood of obtaining allowance of the claims on file or other claims sufficiently broad to provide a competitive advantage.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

On December 16, 2002, we filed a United States application for a trademark for the words “HOTSWAPROFILE” which we use to describe our mounting system for trucks of all sizes. That trade mark has been registered under registration number 2,963,602.

We intend to file in the near future a United States application for a trademark for the words “HOTSWAP GRAPHICS.”

Research and Development Activities.

In the years ended December 31, 2006, 2005, we did not incur research and development costs.

Employees.

As of the date of this Report, we have three full time employees and one part time employee for a total of four employees.

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

In December, 2005, Hawkeye Real Estate, LLC asked us to relocate to smaller premises in the same complex as it had found a buyer for the existing premises. As an inducement to vacate the existing premises described above, Hawkeye Real Estate agreed to temporarily provide a 2,000 square foot facility of mixed office and warehouse space and 5,000 square feet of outside storage space at the same address in the same complex for a $0.00 monthly rental until it could obtain the necessary permits and construct new custom premises for us in the same complex and lease us the newly constructed space on terms substantially similar to the original lease. We estimate it will take two years to obtain the necessary permits and build out the custom premises and during that two-year period we are occupying our premises rent-free.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On November 30, 2006, our common stock was accepted for quotation on the OTC Bulletin Board under the stock symbol “SGNM.” Trading and did not commence until after the close of our fiscal year ended December 31, 2006, and therefore, there was no bid or ask price for our common stock on the OTC Bulletin Board at the end to the last quarter of 2006.

None of our common stock is subject to outstanding options or warrants to purchase, or securities convertible into, our common equity.

470,000 shares of our common stock could be sold pursuant to Rule 144(k) under Regulation D promulgated under the Securities Act of 1933. 7,990,000 shares of our common stock, all owned by affiliates, could be sold pursuant to Rule 144 under Regulation D promulgated under the Securities Act of 1933 without the benefit of Rule 144(k). 1,935,000 shares of our stock is registered under the Securities Act of 1933 and can be freely sold.

There is no proposal to publicly offer any of our common stock.

Holders

There are approximately 235 holders of our common stock.

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

Recent Sales of Unregistered Securities

The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. All securities sold by us within the past three years were shares of common stock, no par value. No underwriter was used in any of these transactions and there were no underwriting discounts or commissions paid.

Date	Name	Number of Shares	Consideration in Dollars

January 24, 2007	Marcus Faller	150,000	Services 75,000
February 8, 2007	Evelyn P. Silva	300,000	Services 37,500
Total			$112,500(1)

(1) In the year ended December 31, 2006, we issued 583,267 shares of unregistered common stock to satisfy liabilities for stock to be issued in prior years for a total of $224,900.

All of the above purchasers, and all of the purchasers referred to in footnote (1) immediately above, were Accredited Investors at the time of the sale of shares of stock to the purchasers listed in the foregoing table, we provided all of the with our non-financial statement and financial statement information described in Section 502(b)(2) of Regulation D promulgated by the Securities and Exchange Commission. None of the offers or sales to these purchasers involved any form of general solicitation or general advertising. Prior to each sale, each of these purchasers was afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information we possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided them pursuant to Section502 (b)(2). We took reasonable care to insure that the shares of stock sold to these purchasers could not be resold without registration under the Securities Act of 1933 (the “Act”) or an exemption there from and that these purchasers were not underwriters under that Act and in connection there with: (a) made reasonable inquiry to insure that these purchasers were acquiring the shares of stock for themselves and not for any other persons; (b) provided written disclosure to each purchaser that the shares of stock had not been registered under the Act and therefore could not be resold unless registered under the Act or unless an exemption from registration is available; and (c) placed a restrictive legend on the shares of stock stating that they had not been registered under the act and setting forth restrictions on their transferability and sale. Finally, we made reasonable inquiry to insure that each of these purchasers had such knowledge and experience in financial and business matters that each purchaser was capable of evaluating the merits and risks of investment in the shares of stock and of making an informed investment decision with respect thereto or had consulted with advisors who possess such knowledge and experience.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS

Management Discussion Snapshot.

The following table sets forth certain of our summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended December 31, 2006 and 2005.

Summary Selected Statements of Profits and Losses and
Financial Data which is Derived From Our Audited Financial Statements

	2006	2005

Total Revenue	$726,812	$1,491,854
Total Cost of Goods Sold	189,131	204,211
Gross Profit	537,681	1,287,643
Total Operating Expenses	288,634	887,307
Net Income Before Other Income (Expense)	249,047	400,336
Other Income (Expense)	26,998	24,672
Income Before Provision For Income Tax	276,045	425,008
Provision For Income Taxes	45,007	-
Net Income (Loss) Applicable To Common Shares	$231,038	$425,008
Net Income (Loss) Per Basic And Diluted Shares	$0.03	$0.05
Weighted Average of Common Shares Outstanding	8,508,000	8,460,000
Total Assets	$1,217,026	$1,040,195
Total Liabilities	221,567	500,674
Stockholders’ Equity (Deficit)	995,459	539,521
Total Liabilities and Stockholders’ Equity (Deficit)	$1,217,026	$1,040,145

Results of Operations.

Revenue and Expenses.

For the year ended December 31, 2006, we had total revenue of $726,812 total costs of goods sold of $189,131, gross profit of $537,681, net income applicable to common shares of $231,038 and net income per basic and diluted shares of $0.03 based on a weighted average of 8,508,606 common shares outstanding.

For the year ended December 31, 2005, we had total revenue of $1,491,854, total costs of goods sold of $204,211, gross profit of $1,287,643, net income applicable to common shares of $425,008 and net income per basic and diluted shares of $0.05 based on a weighted average of 8,460,000 common shares outstanding.

Our revenue for both periods was generated from three sources; the sale of our mobile billboard mounting systems, the printing of digital graphics, and truck advertising. During the year ended December 31, 2006, we generated $700,632 or 96% of our revenue from the sale of our mobile billboard mounting systems, 26,180 or 4% of our revenue from the printing of digital graphics and $0.00 or 0% of our revenue from truck side advertising. During the year ended December 31, 2005, we generated $1,449,831 or 97% of our revenue from the sale of our mobile billboard mounting systems, $39,014 or 3% of our revenue from the printing of digital graphics and $3,009 or 0% of our revenue from truck side advertising.

During the years ended December 31, 2006, 2005, a material part of our business was dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2006, our sales to this customer were approximately $700,632 of 96% of revenue. During the year ended December 31, 2005, our sales to this customer were approximately $1,401,265 or 94% of revenue including a provision for bad debt in the amount of $207,565. We continue to rely on this customer for the majority of our sales. However, we are moving forward to expand our dealer base so that we will no longer depend on this one key customer. There can be no guarantee that we will be able to diversify our distribution base.

Our revenue in the year ended December 31, 2006, was $726,812 compared to revenue in the preceding period or $1,491,854. This is a decrease from period to period of $765,042. This decreased in revenue is attributable to decreased sales of mounting systems to one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. We attributed this decrease in revenue to an overall decrease in sales in our industry. We cannot predict when there will be an increase in sales in our industry. Applied Advertising Network is not a related party.

In the year ended December 31, 2005, our cost of goods sold was 189,131 which is 26% of revenue. In the year ended December 31, 2005, our cost of goods sold was $204,211 which is 14% of revenue before the provision for bad debt. We increase this percentage increase in cost of goods sold to acquisition of raw materials to manufacture our mobile billboard mounting systems.

In the year ended December 31, 2006, of professional fees and administrative payroll was $146,262, In the year ended December 31, 2005, our professional fees and administrative payroll was $342,545. This decrease of $196,282 in professional fees and administrative payroll from the pervious period is primarily due to decreased sales.

In the year ended December 31, 2006, our general and administrative expenses were $83,679. In the year ended December 31, 2005, our general and administrative expenses were $279,429 The decrease of $195,754 in general and administrative expenses from the previous period to period is primarily due to a reduction in sales.

In the year ended December 31, 2005, we recognized a net recovery of bad debt from our key customer in the amount of $207,565. In the year ended December 31, 2006, there is no allowance for bad debt as the company anticipates that all receivables are collectable.

In the year ended December 31, 2006, our depreciation expense was $58,693. In the year ended December 31, 2005, our depreciation expense was $57,768. There was virtually no change in depreciation expense from period to period.

In the year ended December 31, 2006, our other income (expense) was 26,998. In the year ended December 31, 2005, our other income (expense) was $24,672. The increase in other income was due to the reduction of debt due to a related party and interest received from a loan to a related party.

Working Capital.

The following table sets forth a summary of our working capital.

AT DECEMBER 31:	2006	2005
Current assets	$705,424	$27,252
Current liabilities	221,567	467,909
Working capital	$483,857	$(440,657)
Current ratio	1.46	0.06

Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows is summarized in the table below.

FOR THE YEARS ENDED DECEMBER 31:	2006	2005
Net cash provided by/(used in):
Operating activities	$(110,434)	$1,118,599
Investing activities	422,157	(946,156)
Financing activities	(9,848)	(176,543)
Net increase (decrease) in cash and cash equivalents	$301,875	$(4,100)

Net cash provided by operating activities for the year ended December 31, 2006, decresed compared to the preceding period. This decrease was driven primarily by a decrease in sales.

Net cash used in investing activities for the year ended December 31, 2006, increased compared to the preceding period. This increase was driven primarily by two reasons: (1) an increase in interest from a related party, (2) a loan to a related party.

Net cash used in financing activities for the year ended December 31, 2006, decreased compared to the preceding period. This decrease was primarily the result of decrease in liability for stock to be issued and an increase in interest from debt due from a related party.

Assets and Debt.

Our current assets and current liabilities are summarized in the table below.

AT DECEMBER 31:	2006	2005
Current assets	$705,454	$27,252
Current Liabilities	$221,567	$467,909

Current assets for the year ended December 31, 2006, increased compared to the preceding period. Current assets for the year ended December 31, 2006, consists of $304,127 of cash and cash equivalents, $393,835 of accounts receivable, net and $7,462 of inventory. The increase in current assets was due primarily to a partial repayment of long term loan to a related party and an increase in accounts receivable.

Current liabilities for the year ended December 31, 2006, decreased compared to the preceding period The decrease in current liabilities was primarily due to a reduction in accounts payable and a decrease in the liability for stock to be issued.

Accounts receivable aging for the year ended December 31, 2005 are summarized in the table below.

AT DECEMBER 31, 2006:
	1-30	31-60	61-90	>90	TOTAL
TOTALS	$0.00	$135	$0.00	$393,700	$393,835

All accounts receivable are delinquent after 30 days. The account receivable of $393,700 is due from one key customer.
Accounts receivable aging for the year ended December 31, 2006 are summarized in the table below.

AT DECEMBER 31, 2005:
	1-30	31-60	61-90	>90	TOTAL
TOTALS	$(707,565)	$681	$702,160	$4,724	$0

All accounts receivable are delinquent after 30 days.

Our non-current assets and long-term debt are summarized in the table below.

AT DECEMBER 31:	2006	2005
Non-current assets	$511,602	$1,012,943
Long-term debt	$0.00	$32,765

Non-current assets for the year ended December 31, 2006, decreased compared to the preceding period. The decrease in non-current assets is due to two factors: (1) the disposition of certain assets no longer needed by the company; and (2) reduction in debt due from related parties.

Our debt owed to related parties is summarized in the table below.

AT DECEMBER 31:	2006	2005
Current debt due to related parties	$17,177	$8,319
Long-term debt due to related parties	$-	$-
Total debt due to related parties	$17,177	$8,319

Current debt due to related parties for the year ended December 31, 2006, increased compared to the preceding period due to advances from an officer.

Our debt owed to unrelated parties is summarized in the table below.

AT DECEMBER 31:	2006	2005
Current portion of long term debt	$11,988	$18,420
Long-term debt	$-	32,765
Total debt due to unrelated parties	$11,988	$51,185

The current portion of long term debt decreased from period to period due to payments made on the an installment note with GMAC to finance a vehicle for business use. The current portion of long term debt reflected at December 31, 2006 represents the final payment to satisfy the installment note. Long-term debt decreased from period to period due to the disposition of a second vehicle which was financed by GMAC resulting in no further long term debt.

Our total debt is summarized in the table below which summarizes the disclosures regarding debt set forth above.

AT DECEMBER 31:	2006	2005
Current portion of debt due to related parties	$17,177	$8,319
Long-term debt due to related parties	$-	-
Current portion of long term debt due to unrelated parties	$11,988	18,420
Long-term debt due to unrelated parties	$-	32,765
Total Debt	$29,165	$59,504

Our stockholders’ equity (deficit) is summarized in the table below.

AT DECEMBER 31:	2006	2005
Stockholders’ equity (deficit)	$995,459	$539,521

Our stockholders’ equity (deficit) for the year ended December 31, 2006 increased from the preceding period primarily because of increased retained earnings and increased sales of common stock.

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

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.

FOR THE YEARS ENDED DECEMBER 31:	2006	2005
Net cash provided by/(used in):
Operating activities	$(110,434)	$1,118,599
Investing activities	422,157	(946,156)
Financing activities	(9,848)	(176,543)
Net increase (decrease) in cash and cash equivalents	$301,875	$(4,100)

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

CONTRACTUAL OBLIGATIONS	TOTAL CONTRACTUAL PAYMENT STREAM	2007	2008	2009	2010
Current portion of long term debt	$11,185	$11,185	-	-	-
Operating Lease Obligations	$151,020	-	$50,340	$50,340	$50,340
Total	$162,205

The current portion of long-term debt consists of one installment note with GMAC Finance for the purchase of one truck in the original amount of $45,761. The final payment on this installment note is $11,185, all of which is due in the fiscal year ending December 31, 2007.

Operating lease obligations consists of one lease for our corporate offices. In December, 2005, Hawkeye Real Estate, LLC, the owner of our previous premises, requested that we relocate to smaller premises in the same complex as it had found a buyer for the existing premises. As an inducement to vacate the existing premises, Hawkeye Real Estate agreed to temporarily provide a 2,000 square foot facility of mixed office and warehouse space and 5,000 square feet of outside storage space at the same address in the same complex for a $0.00 monthly rental until it could obtain the necessary permits and construct new custom premises for us in the same complex and lease us the newly constructed space on terms substantially similar to the original lease. We estimate we will not be obligate to pay rent until the beginning of the fiscal year ending December 31, 2008 and until that time we are occupying our premises rent-free. See Item 12, Certain Relationships and Related Transactions contained elsewhere herein.

We believe, but cannot guarantee, that sales of our products will generate sufficient cash flow to meet our firm contractual commitments. If cash flow from sales is insufficient, we will be required to raise money through financing activities including loans from related parties and sales of common stock. We cannot guarantee that we will be able to obtain loans or sell stock in sufficient amounts to meet our firm contractual commitments and our budgeted expenses.

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

ITEM 7.     FINANCIAL STATEMENTS

SIGN MEDIA SYSTEMS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm                                                                                                                                            23

Consolidated Balance Sheets as of December 31, 2006 and 2005                                                                                                                                   24

Consolidated Statements of Income for the Years Ended December 31, 2006 and 2005                                                                                             25

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006 and 2005                                26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005                                                                               28-44

Notes to Consolidated Financial Statements

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

200 Haddonfield Berlin Road, Ste. 402
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Sign Media Systems, Inc.
Sarasota, FL

We have audited the accompanying consolidated balance sheets of Sign Media Systems, Inc., (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sign Media Systems, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

April 16, 2007

MEMBER OF:          AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
            CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
            NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
            PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANT

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$304,127	$2,252
Accounts receivable, net	393,835	-
Inventory, net	7,462	25,000
	705,424	27,252

PROPERTY AND EQUIPMENT - net	95,471	174,793

OTHER ASSETS
Due from related parties	416,131	838,150
	416,131	838,150

TOTAL ASSETS	$1,217,026	$1,040,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$11,988	$18,420
Accounts payable and accrued expenses	147,395	216,270
Current portion of debt - related parties	17,177	8,319
Liability for stock to be issued	-	224,900
Income tax payable	45,007	-
	221,567	467,909

LONG-TERM DEBT - net of current portion	-	32,765

TOTAL LIABILITIES	221,567	500,674

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized
9,043,267 and 8,460,000 shares issued
and outstanding at December 31, 2006 and 2005	229,900	5,000
Additional paid-in capital	671,700	671,700
Retained earnings (deficit)	93,859	(137,179)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	995,459	539,521

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,217,026	$1,040,195

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUE	726,812	1,491,854

COSTS OF GOODS SOLD	189,131	204,211

GROSS PROFIT	537,681	1,287,643

OPERATING EXPENSES
Professional fees and administrative payroll	146,262	342,545
General and administrative expenses	83,679	279,429
Bad debt expense - net of recovery	-	207,565
Depreciation	58,693	57,768
	288,634	887,307

INCOME BEFORE OTHER INCOME (EXPENSE)	249,047	400,336

OTHER INCOME (EXPENSE)
Interest income	27,503	26,757
Interest expense	(505)	(2,085)
	26,998	24,672

INCOME BEFORE INCOME TAXES	276,045	425,008
Provision for income taxes	45,007	-

NET INCOME APPLICABLE TO COMMON SHARES	$231,038	$425,008

NET INCOME PER BASIC AND DILUTED SHARES	$0.03	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,508,606	8,406,000

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional		Retained
	Common Stock				Paid-In		Earnings
	Shares		Amount		Capital		(Deficit)	Total

Balance, January 1, 2005	8,460,000		$5,000		$671,700		$(562,187)	$114,513

Net income	-		-		-		425,008	425,008

Balance, December 31, 2005	8,460,000	#	5,000	#	671,700	#	(137,179)	539,521

Issuance of common stock for
liability for stock to be issued	583,267		224,900		-		-	224,900

Net income	-		-		-		231,038	231,038

Balance, December 31, 2006	9,043,267		$229,900		$671,700		$93,859	$995,459

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,038	$425,008

Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	58,693	57,768
Provision for losses on accounts receivable	-	707,565

Changes in assets and liabilities:
(Increase) in accounts receivable	(393,835)	(156,987)
Decrease in inventory	17,538	60,572
(Increase) decrease in prepaid expenses and other current assets	-	4,000
Increase (decrease) in accounts payable and accrued expenses	(23,868)	20,673
Total adjustments	(341,472)	693,591

Net cash provided by (used in) operating activities	(110,434)	1,118,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	138	(108,006)
Increase in interest receivable - related party	(27,500)	(26,650)
Reduction from related parties	449,519	551,918
Payments to related parties	-	(1,363,418)
Net cash provided by (used in) investing activities	422,157	(946,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in liability for stock to be issued	-	24,900
Payments on long-term debt	(18,706)	(18,419)
Increase (decrease) on debt-related party	8,858	(183,024)
Net cash (used in) financing activities	(9,848)	(176,543)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	301,875	(4,100)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,252	6,352

CASH AND CASH EQUIVALENTS - END OF YEAR	$304,127	$2,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$505	$2,085
Debt reduced to trade in on vehicle	$20,491	$-

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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
DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc. Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation. The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation. American Powerhouse was not actively engaged in any business at the time of the merger. However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory. Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition (continued)

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

In addition, the Company offers manufacturer’s warranties. These warranties are provided by the Company and not sold. Therefore, no income is derived from the warranty itself.

Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.

Revenue and Cost Recognition

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is diminimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the years ended December 31, 2006 and 2005.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability as of December 31, 2006 and 2005. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year
Year ended
December 31, 2005	$-	$-	$-	$-

Year ended
December 31, 2005	$-	$-	$-	$-

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Bad debt expense for the years ending December 31, 2006 and 2005 was $0 and $207,565, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions. The balance of the reserve for doubtful accounts, to reflect the realizable value, is $0 and $707,565 at December 31, 2006 and 2005, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures         5 years
Equipment                            5 years
Trucks                                  3 years

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $1,800 for the years ended December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventory

Inventory at December 31, 2006 and 2005 consisted of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method, “FIFO”, to determine which amounts are removed from inventory.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Reclassifications

Certain balances in the 2005 financial statements have been reclassified for comparative purposes to conform to the presentation in the 2006 financial statements. These reclassifications have not had any impact on net income.

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
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2006	2005

Net income	$231,038	$425,008

Weighted-average common shares outstanding
Basic	8,508,606	8,406,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	8,508,606	8,406,000

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (continued)

Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (continued)

method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year
(with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.

NOTE 3-     ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following at December 31, 2006 and 2005:

	2006	2005
Accounts receivable	$573,835	$707,565

Less allowance for doubtful accounts	(180,000)	(707,565)

Total accounts receivable	$393,835	$-

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005
Equipment	$125,465	$125,327
Furniture and Fixtures	112,022	112,022
Transportation Equipment	24,621	54,621
	262,108	291,970
Less: accumulated depreciation	166,637	117,177

Net Book Value	$95,471	$174,793

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

    Depreciation expense for the years ended December 31, 2006 and 2005 was $58,693 and $57,768, respectively.

NOTE 5-      COMMITMENTS AND CONTINGENCIES

    The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The rent is anticipated to be $30,000 per annum. The lease expires in November of 2007.

    Rent expense for the years ended December 31, 2006 and 2005 was $30,000, and $29,425, respectively.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection there with executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of December 31, 2006 and 2005 there was $0 and $0 due to Olympus, respectively. A new loan agreement is being negotiated.

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

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6-     RELATED PARTY TRANSACTIONS (CONTINUED)

Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $838,022 pursuant to the note. The remaining balance that was due from related party on the balance sheet was $416,131 and $838,150, in 2006 and 2005, respectively.

NOTE 7-     LONG-TERM DEBT
Long-term debt consists of one installment note with GMAC Finance. The remaining balance on this loan is $11,988.

The above represents maturities over the next year ending December 31, 2007.

NOTE 8-     INCOME TAXES

Current:	2006	2005

Federal	$37,407	$-
State	7,600	-
Total Current Tax	45,007	-

Deferred:

Federal	-	-
State	-	-
Total Deferred Tax	-	-

Total provision for income taxes	45,007	0

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at December 31, 2006 and 2005.

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9-     CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer during the years ended December 31, 2006 and 2005. Sales to this customer were approximately 99% and 99%, respectively. Approximately 99% of the Company’s accounts receivable at December 31, 2006 are due from this one customer.

NOTE 10-     STOCKHOLDERS’ EQUITY

As of December 31, 2006 and 2005, there were 100,000,000 shares of common stock authorized.

As of December 31, 2006 and 2005, there were 9,043,267 and 8,460,000 shares of common stock issued and outstanding, respectively.

The Company received $224,900 in cash in 2004 and 2005. The Company had recorded this as a liability for stock to be issued as of December 31, 2005. The Company issued in December 2006, the following 583,267 shares with a FMV of $224,900 and was reclassified as equity upon the issuance of the shares.

There were no options or warrants granted during the period January 28, 2002 (Inception) through December 31, 2006.

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers, directors and key employees and their business experience follows:

Name and Age                         Position                                     Term

Antonio F. Uccello, III                     Chairman/President/ Chief                             Executive January 28, 2002
Age 38                                                                                               Officer/Chief Financial Officer                    to present

Andrei A. Troubeev                      Vice-President-Engineering                                                                                       March 1, 2004
Age 39                                                                                                                                                                                                                                     to present

Charles A. Pearson, III  Vice-President-Sales                                                                                                      July 5, 2004
Age 39                                                                                                                                                                                                                                     to August 8, 2005 (1)

Thomas Bachman                                                                        Director                                                                                                                           March 11, 2003
Age 59                                                                                                                                                                                                                                     to present

Stephen R. MacNamara                                                             Director/Secretary                                                                                                          March 11, 2003
Age 52                                                                                                                                                                                                                                    to present

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

ITEM 10.     EXECUTIVE COMPENSATION

Set forth below are the annual cash compensation and restricted stock grants paid to the Company’s executive officers for the period ended December 31, 2006.

Summary Compensation Table
		Annual Compensation			Long Term Compensation

Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Stock Grants #	All Other Compensation $ (1)

Antonio F. Uccello, III Chief Financial Officer	2006	125,000	0	0	0	11,194
Andrei A. Troubeeg Vice President, Engineering	2006	41,200	0	0		11,721

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

SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock, No Par Value	Antonio F. Uccello, III(1) 2100 19th Street Sarasota, FL 34234	4,059,600(1)	45%(1)
Common Stock, No Par Value	Abraham Uccello(1) 637 Mecca Dr. Sarasota, FL 34234	2,388,000(1)	26%(1)
Common Stock, No Par Value	Salvatore Uccello(1) 6527 Waterford Circle Sarasota, FL 34238	716,400(1)	9%(1)
Common Stock, No Par Value	Roger P. Nelson(1) 14 Giovanni Drive Waterford, CT 06385	796,000	9%(1)
Totals for Class as a Whole		7,960,000(1)	97%

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

SECURITY OWNERSHIP
OF MANAGEMENT

(1) Title of Class	(2) Name and Address Of Beneficial Owner	(3) Amount and Nature Of Beneficial Owner	(4) Percent of Class
Common Stock, No Par Value	Antonio F. Uccello, III(1) 2100 19th Street Sarasota, FL 34234	4,059,600(1)	45%(1)
Common Stock, No Par Value	Stephen R. MacNamara(2) 1071 Meyers Park Drive Tallahassee, FL 32301	30,000.003%
Common Stock, No Par Value	Thomas Bachman(3) 2960 S. McCall Road, Ste 210 Inglewood, FL 34224	-	-
Common Stock, No Par Value	Andrei A. Troubeev(4) 7736 37th Court E. Sarasota, FL	-	-
Common Stock, No Par Value	Charles A. Pearson, III(5) 6138 Turnbury Park Dr. Apt. 6301 Sarasota, FL 34234	-	-
Totals for Class as a Whole		4,089,600	45%

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

(3) Thomas Bachman is a Director.

(4) Andrei A. Troubeev is our Vice-President of Engineering.

(5) Charles A. Pearson, III is our Vice President of Sales and Marketing. Mr. Pearson resigned effective August 5, 2005, for personal reasons.

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

10.2	Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.3	Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.4	Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5	License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6	Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1	Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4	Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September 9, 2005.

21.	Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2005 and 2004, are as follows:

	2006	2005
Audit Fees	$41,000	$ 23,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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

/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
April 17, 2007

/s/ Thomas Bachman
Thomas Bachman
Director
April 17, 2007

/s/ Stephen R. MacNamara
Stephen R. MacNamara
Director
April 17, 2007