Form 10QSB
period 2007-03-31
SIGN MEDIA SYSTEMS INC
filed 2007-05-21
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,493,267 Common Shares no par value as of March 31, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at March 31, 2007 (Unaudited)           4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2007 and 2006 (Unaudited)                                           5

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2007 and 2006 (Unaudited)                                6

Notes to the Condensed Consolidated Financial Statements
(Unaudited)                                                                                                            7 - 22

SIGN MEDIA SYSTEMS, IN.C
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

2007
CURRENT ASSETS
Cash and cash equivalents	$12,724
Accounts receivable, net	393,835
Total current assets	406,559

PROPERTY AND EQUIPMENT - Net	88,585

OTHER ASSETS
Due from related parties	620,491
Total other assets	620,491

TOTAL ASSETS	$1,115,635

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$9,699
Accounts payable and accrued expenses	167,481
Due to related parties	18,844
Income tax payable	45,007
Total current liabilities	241,031

TOTAL LIABILITIES	241,031

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
11,493,267 shares issued and outstanding at March 31, 2007	1,394,900
Additional paid-in capital	671,700
Accumulated deficit	(1,191,996)
Total stockholders' equity	874,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,115,635

SIGN MEDIA SYSTEMS, IN.C
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006

REVENUE
Truck side Advertising	$-	$-
Graphics and Imaging	176	1,476
Truck side Mounting Systems	16,083	300,776
	16,259	302,252

COST OF GOODS SOLD	18,697	9,351

GROSS PROFIT (LOSS)	(2,438)	292,901

OPERATING EXPENSES
Professional fees and administrative payroll	1,228,293	79,383
General and administrative expenses	45,534	40,551
Depreciation	10,166	9,000
	1,283,993	128,934

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,286,431)	163,967

OTHER INCOME (EXPENSE)
Impairment of inventory	(7,462)	-
Interest income and other	8,110	10,704
Interest expense	(72)	(267)
	576	10,437

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,285,855)	174,404
Provision for income taxes	-	(5,600)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,285,855)	$168,804

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.12)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,079,934	8,460,000

SIGN MEDIA SYSTEMS, IN.C
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,285,855)	$168,804

Adjustments to reconcile net income (loss)
to net cash (used in) operating activities:
Depreciation	10,166	9,000
Issuance of common stock for consulting services	1,075,000	-
Issuance of common stock for compensation	90,000	-

Changes in assets and liabilities:
(Increase) in accounts receivable	-	(700,632)
Decrease in inventory	7,462	7,536
Increase in accounts payable and accrued expenses	20,086	18,156
Increase in deferred revenue	-	400,000
Total adjustments	1,202,714	(265,940)

Net cash (used in) operating activities	(83,141)	(97,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,280)	(1,772)
( Increase) in receivable - related party	(204,360)	(10,300)
Proceeds from related parties	-	120,498
Net cash provided by (used in) investing activities	(207,640)	108,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,289)	(4,605)
Proceeds (payments) from/to debt-related party	1,667	(5,834)
Net cash (used in) financing activities	(622)	(10,439)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(291,403)	851

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	304,127	2,252

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,724	$3,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$73	$267

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Issuance of common stock for consulting	$1,075,000	$-

Issuance of common stock for compensation	$90,000	$-

SIGN MEDIA SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual condensed consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory. Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the years ended December 31, 2006 and 2005 in the Company’s consolidated financial statements for December 31, 2006 and 2005. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $150,000 for the 100,000 shares of stock issued in 2003 and subsequently impaired the entire amount. The Company issued the remaining 200,000 shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of income for the year ended December 31, 2003.

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs are included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the three months ended March 31, 2007 and 2006.

Warranties

The Company offers manufacturers warranties that cover all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the three months ended March 31, 2007 and 2006. The following table represents the Company’s losses in the past two years with respect to warranties.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Warranties (continued)

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Three Months ended March 31, 2007	$-	$-	$-	$-

Three Months ended March 31, 2006	$-	$-	$-	$-

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

Bad debt expense for the three months ended March 31, 2007 and 2006 was $-0- and $-0-, respectively.

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

Furniture and fixtures    5 years
Equipment                       5 years
Trucks                              3 years

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $-0- and $-0- for the three months ended March 31, 2007 and 2006, respectively.

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

Income or Loss per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,
	2007	2006

Net income (loss)	$(1,285,855)	$168,804
Weighted-average common shares outstanding
Basic	11,079,934	8,460,000
Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	11,079,934	8,460,000

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004)(FAS 123R), “Share Based Payment”, FASB 123R replaces FAS No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued To Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, released to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The adoption of this standard did not have a material impact on financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have material impact on the Company’s financial position, results of operations, or cash flow.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation, claries that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS: continued

In March 2006, the FASB issued SGAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes on obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting of Uncertainty in Income Taxes” (FIN48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS: continued

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" (SFAS No. 157").  This standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded.  The standard clarifies that for items that are not actively traded, such as certain kinds or derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No. 157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- -An Amendment of FASB Statements No 87,88,106 and 132R.” This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirements to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at March 31, 2007:

2007

Accounts receivable	$393,835

The Accounts receivable is due from a major customer
and payment is anticipated before September 30, 2007.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007:

2007
Equipment	$128,745
Furniture and Fixtures	112,022
Transportation Equipment	24,621
265,388
Less: Accumulated Depreciation	(176,803)

Net Book Value	$88,585

Depreciation expense for the three months ended March 31, 2007 and 2006 was $10,166 and $9,000, respectively.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space. The rent is anticipated to be $30,000 per annum. The lease expires in November of 2007.

Rent expense for the three months ending March 31, 2007 and 2006 was $7,500 and $7,500 respectively.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of March 31, 2007 and 2006, there was $0 and $0 due to Olympus, respectively. A new loan agreement is being negotiated.

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

NOTE 6- RELATED PARTY TRANSACTIONS (CONTINUED)

Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $941,772 pursuant to the note. The remaining balance that was due from related party on the balance sheet was $620,491 on March 31 2007.

The Company has made another loan to Olympus Leasing Company in the amount of $300,000 on January 3, 2007. The terms of the loan are being formalized. We anticipated it would be repaid on June 28, 2010 (Balloon). The interest rate is anticipated to be 5.3% per annum.

NOTE 7- SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due
On March 31, 2007 was $9,699.

NOTE 8- INCOME TAXES

There was no provision for income taxes during the three months ended March 31, 2007. For the three months ended March 31, 2006 there was a $5,600 provision.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at March 31, 2007.

NOTE 9- CONCENTRATION OF CREDIT RISK

A material part of the Company’s business has been dependent upon one key customer. During the three months ended March 31, 2007 there were no sales to this customer.

Approximately 99% of the Company’s accounts receivable at March 31, 2007 are due from one customer.

NOTE 10- STOCKHOLDERS’ EQUITY

As of March 31, 2007 and 2006, there were 100,000,000 shares of the Company’s, no par value common stock authorized.

NOTE 10- STOCKHOLDERS’ EQUITY (CONTINUED)

As of March 31, 2007 and 2006, there were 11,493,267 and 8,460,000 shares of the Company’s, no par value common stock issued and outstanding, respectively.

The following is a list of the common stock transaction during the three months ended March 31, 2007:

On January 10, 2007, the Company issued 150,000 shares of its common stock at a fair market value of $75,000, for services provided to the Company.

On January 12, 2007, the Company issued 2,000,000 shares of its common stock at a fair market value of $1,000,000, for consulting services provided to the Company.

On February 8, 2007, the Company issued 300,000 shares of its common stock at a fair market value of $90,000, as additional compensation for an employee’s past services to the Company.

There were no options or warrants granted during the period beginning on January 28, 2002 (Inception) ending March 31, 2007.

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

Three Months Ended
March 31

	2007	2006

Revenue-Sales, net	$16,259	$302,252
Cost of Goods Sold	18,697	9,351
Gross profit (LOSS)	(2,438)	292,901
Total Operating Expenses	1,283,993	128,934
Net Income (Loss) Before Other Income (Expense)	(1,286,431)	163,967
Total Other Income (Expense)	576	10,437
Net Income (Loss)Before Provision For Income Taxes	(1,285,885)	174,404
Provision For Income Taxes	(0)	(5,600)
Net Income (Loss) Applicable To Common Shares	$(1,285,885)	$168,804
Net Income (Loss) Per Basic And Diluted Shares	$(0.12)	$0.02
Weighted Average Number of Common Shares Outstanding	11,079,934	8,460,000

Item 2. Management's Discussion and Analysis or Plan of Operation. (Continued)

For the three months ended March 31, 2007, the Company had Total Revenue-Sales, net of $16,259, Cost of Goods Sold of $18,697, Gross loss of $2,438, Total Operating Expenses of $1,283,993, Net loss Before Other Income of $1,286,431, Total Other Income of $576, Net Loss Before Provision For Income Taxes of $1,285,885, a Provision For Income Taxes of $(0), Net Loss Applicable To Common Shares of $1,285,855 and Net Loss Per Basic and Diluted Shares of $0.12 based on 11,079,934 Weighted Average Number Of Common Shares Outstanding.

For the three months ended March 31, 2006, the Company had Total Revenue-Sales, net of $302,252, Cost of Goods Sold of $9,351, Gross profit of $292,901, Total Operating Expenses of $128,934, Net Income Before Other Income of $163,967, Total Other Income of $10,437, Net Income Before Provision For Income Taxes of $174,404, a Provision For Income Taxes of $(5,600), Net Income Applicable To Common Shares of $168,804 and Net Income Per Basic and Diluted Shares of $0.02 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding

Revenue decreased $285,993 from the same period last year. Cost of goods increased $9,346 from the same period last year. Total operating expenses increased $1,155,059 from the same period last year. Net Income (Loss) Before other Income (Expense) decreased $1,450,398 from the same period last year. Total Other Income (Expense) decreased $9,861 from the same period last year. Net Income (Loss) Before Provision For Income Taxes decreased $1,460,259 from the same period last year. The Provision For Income Taxes decreased $5,600 from the same period last year. Net Income (Loss) Applicable To Common Shares decreased $1,454,659 from the same period last year. Net Income (Loss) Per Basic And Diluted Shares decreased $0.14 from the same period last year.

MANAGEMENT’S DISCUSSION

The Company attributes the decreases in Revenue-Sales, net, Gross Profit, Net Income Before Other Income, Net Income Before Provision For Income tax, Net Income Applicable to Common Shares and Net Income Per Basic And Diluted Shares primarily to decreased sales by one key customer and a large amount of stock issued for services.

The Company attributes the increase in Cost Of Goods Sold to the higher aluminum prices.

The Company attributes the increase in Total Operating Expenses due to the issuance of stock certificates for services.

The Company attributes the decrease in Total Other Income to the impairment of inventory.

Item 2. Management's Discussion and Analysis or Plan of Operation. (Continued)

The Company attributes the decrease in the Provision For Income Taxes to net loss incurred during the period.

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

The Company’s operations have consumed and will continue to consume substantial amounts of capital, which, up until now, have been largely financed internally through cash flows, from loans from related parties, and private investors. The Company expects capital and operating expenditures to increase. Although the Company believes that it will be able to attract additional capital through private investors and as a result thereof its cash reserves and cash flows from operations will be adequate to fund its operations through the end of calendar year 2007, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period. No assurance can be given that any additional financing will be available or that, if available, it will be available on terms favorable to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly or discontinue its operations. The Company’s capital requirements are dependent upon many factors including, but not limited to, the rate at which it develops and introduces its products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to its products and services.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2. Changes in Securities.

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

Exhibit Number

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

The Company filed no Forms 8K for the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date: May 21, 2007	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board