Form 10QSB
period 2007-06-30
SIGN MEDIA SYSTEMS INC
filed 2007-08-20
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _________________

Commission file number 0-50742

SIGN MEDIA SYSTEMS, INC. __________________________________________________________________________ (Exact name of small business issuer as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,493,267 Common Shares no par value as of June 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at June 30, 2007 (Unaudited)                                                    4

Condensed Consolidated Statements of Operations for the Six and Three
Months Ended June 30, 2007 and 2006 (Unaudited)                                                                                    5

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2007 and 2006 (Unaudited)                                                                              6

Notes to the Condensed Consolidated Financial Statements
(Unaudited)                                                                                                                                                  7 - 11

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,756,537)	$374,655

Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation	20,332	32,938
Bad debt expense	393,835	-
Issuance of common stock for consulting	1,075,000	-
Issuance of common stock for compensation	90,000	-

Changes in assets and liabilities:
(Increase) in accounts receivable	(875)	(724,575)
Decrease in inventory	7,462	7,540
Increase (decrease) in accounts payable and accrued expenses	(8,919)	89,275
Total adjustments	1,576,835	(594,822)

Net cash (used in) operating activities	(179,702)	(220,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,280)	(1,984)
(Increase) in interest receivable - related party	(197,211)	(17,594)
Net cash (used in) investing activities	(200,491)	(19,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) on long-term debt	(4,578)	(11,023)
(Payments) on debt-related party	(96,773)	(8,319)
Proceeds from related parties	179,549	260,998
Net cash provided by financing activities	78,198	241,656

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(301,995)	1,911

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	304,127	2,252

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,132	$4,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$381	$583

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Issuance of common stock for consulting	$1,075,000	$-
Issuance of common stock for compensation	$90,000	$-
Bad debt expense	$393,835	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUE
Truck side advertising	$-	$-	$-	$-
Graphics and imaging	7,482	1,476	7,306	-
Truck side mounting systems	17,231	727,203	1,148	426,427
Total revenue	24,713	728,679	8,454	426,427

COST OF GOODS SOLD	19,955	15,820	1,258	6,469

GROSS PROFIT	4,758	712,859	7,196	419,958

OPERATING EXPENSES
Professional fees and administrative payroll	1,270,788	157,386	42,495	78,003
General and administrative expenses	477,792	63,522	432,258	22,971
Depreciation	20,332	32,938	10,166	23,938
Total operating expenses	1,768,912	253,846	484,919	124,912

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,764,154)	459,013	(477,723)	295,046

OTHER INCOME (EXPENSE)
Impairment of inventory	(7,462)	-	-	-
Interest income and other	15,460	18,000	7,350	7,296
Interest expense	(381)	(583)	(309)	(316)
Total Other Income (Expense)	7,617	17,417	7,041	6,980

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,756,537)	476,430	(470,682)	302,026
Provision for income taxes	-	(101,775)	-	(96,175)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,756,537)	$374,655	$(470,682)	$205,851

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.16)	$0.04	$(0.04)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,287,742	8,460,000	11,493,267	8,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,756,537)	$374,655

Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Depreciation	20,332	32,938
Bad debt expense	393,835	-
Issuance of common stock for consulting	1,075,000	-
Issuance of common stock for compensation	90,000	-

Changes in assets and liabilities:
(Increase) in accounts receivable	(875)	(724,575)
Decrease in inventory	7,462	7,540
Increase (decrease) in accounts payable and accrued expenses	(8,919)	89,275
Total adjustments	1,576,835	(594,822)

Net cash (used in) operating activities	(179,702)	(220,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,280)	(1,984)
(Increase) in interest receivable - related party	(197,211)	(17,594)
Net cash (used in) investing activities	(200,491)	(19,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) on long-term debt	(4,578)	(11,023)
(Payments) on debt-related party	(96,773)	(8,319)
Proceeds from related parties	179,549	260,998
Net cash provided by financing activities	78,198	241,656

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(301,995)	1,911

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	304,127	2,252

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,132	$4,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$381	$583

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Issuance of common stock for consulting	$1,075,000	$-
Issuance of common stock for compensation	$90,000	$-
Bad debt expense	$393,835	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

Accounts receivale	$30,668
Fixed assets, net of depreciation	112,214
Other assets	85,264
Accounts payable	(29,242)
Notes payable	(27,338)
Other payables	(115,864)

Total	$55,702

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

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc.  Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation.  The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation.  American Powerhouse was not actively engaged in any business at the time of the merger.  However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air.  Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines.  The acquisition of this license was the business purpose of the merger.  As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004.  The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory. Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the years ended December 31, 2007 and 2006 in the Company’s consolidated financial statements for December 31, 2007 and 2006. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY. The Company recorded this license as an intangible asset for $150,000 for the 100,000 shares of stock issued in 2003 and subsequently impaired the entire amount. The Company issued the remaining 200,000 shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of income for the year ended December 31, 2003.

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the six months ended June 30, 2007 and 2006.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the six months ended June 30, 2007 and 2006. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Six Months ended June 30, 2007	$-	$-	$-	$-

Six Months ended June 30, 2006	$-	$-	$-	$-

Provision for Bad Debt

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” the Company has intent and belief that all amounts in accounts receivable are collectible.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts over 90 days.  The Company's former major customer at June 30, 2007, was uncharacteristically slow in paying their outstanding invoices during June 30, 2007 and a reserve of $393,835 was booked.

Management's policy is to vigorously attempt to collect its receivables monthly.  The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer.  Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.

Bad debt expense for the six months ended June 30, 2007 and 2006 was $393,835 and $-0-, respectively.

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

Furniture and fixtures            5 years
Equipment                               5 years
Trucks                                      3 years

Advertising

Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $1,200 and $1,200 for the six months ended June 30, 2007 and 2006, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,
	2007	2006

Net income (loss)	$(1,756,537)	$374,655

Weighted-average common shares outstanding
Basic	11,287,742	8,460,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	11,287,742	8,460,000

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004)(FAS 123R), “Share Based Payment”, FASB 123R replaces FAS No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued To Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, released to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The company does not anticipate that the implementation of this standard will have material impact on financial position, results of operations or cash flows.

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities.  SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of FAS 156 is not anticipated to have a material impact on the company’s financial position or results of operations.  In June 2006, the FASB issued Interpretation No. 48, “Accounting of Uncertainty in Income Taxes” (FIN48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting  for Income Taxes.”  FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact in the adoption of this interpretation will have on its future financial statements.

In September 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (SFAS No. 157”).  This standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded.  The standard clarifies that for items that are not actively traded, such as certain kinds or derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value.  SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No. 157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- -An Amendment of FASB Statements No 87,88,106 and 132R.”  This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirements to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008,  The Company is evaluating the impact of this  statement on its financial statements and believes that such impact will not be material.

NOTE 3-                ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at June 30, 2007:

2007
Accounts receivable	$394,710

Less uncollectible receivables written-off	(393,835)

Total accounts receivable, net	$875

NOTE 4-                PROPERTY AND EQUIPMENT

                           Property and equipment consists of the following at June 30, 2007:

2007
Equipment	$128,745
Furniture and Fixtures	112,022
Transportation Equipment	24,621
265,388
Less: Accumulated Depreciation	186,968

Net Book Value	$78,420

Depreciation expense for the six months ended June 30, 2007 was $20,332.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of June 30, 2007 and 2006, there was $0 and $0 due to Olympus, respectively.

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
Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $956,272 pursuant to the note. The remaining balance that was due from related party on the balance sheet was $613,342 on June 30, 2007.

NOTE 6-               SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due on June 30, 2007 was $7,410.

NOTE 7-               PROVISION FOR INCOME TAXES

There was no provision for income taxes during the six months ended June 30, 2007. For the six months ended June 30, 2006 there was a $101,775 provision.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at June 30, 2007.

NOTE 8-               COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space.  The rent is anticipated to be $30,000 per annum. The lease expires in November of 2007.

Rent expense for the six months ended June 30, 2007 and 2006 was $15,000, and $8,025, respectively.

NOTE 9-               CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer throughout its history. The company is no longer doing business with that customer which represented 99% of their revenues.

NOTE 10-             STOCKHOLDERS’ EQUITY

As of June 30, 2007 and 2006, there were 100,000,000 shares of common stock authorized.

As of June 30, 2007 and 2006, there were 11,493,267 and 8,460,000 shares of common stock issued and outstanding, respectively.

The following is a list of the common stock transaction during the six months ended June 30, 2007:

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

There were no options or warrants granted during the period beginning on January 28, 2002 (Inception) ending June 30, 2007.

NOTE 11-             SUBSEQUENT EVENT

The company filed an 8-k on August 15, 2007 stating that the company sold securities in the amount of $235,294.

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

Six Months Ended
June 30

	2007	2006

Total Revenue	$24,713	$728,679
Cost of Goods Sold	19,955	15,820
Gross profit	4,758	712,859
Total Operating Expenses	1,768,912	253,846
Net Income (Loss) Before Other Income (Expense)	(1,764,154)	459,013
Total Other Income (Expense)	7,617	17,417
Net Income (Loss)Before Provision For Income Taxes	(1,756,537)	476,430
Provision For Income Taxes	-	(101,775)
Net Income (Loss) Applicable To Common Shares	$(1,756,537)	$374,655
Net Income (Loss) Per Basic And Diluted Shares	$(0.16)	$0.04
Weighted Average Number OF Common Shares Outstanding	11,287,742	8,460,000
Gross profit margin	19%	98%

For the six months ended June 30, 2007, the Company had Total Revenue of $24,713, Cost of Goods Sold of $19,955, Gross Profit of $4,758, Total Operating Expenses $1,768,912, Net Income (Loss Before Other Income (Expense) of $(1,764,154), Total Other Income (Expense) $7,617, Net Income (Loss) Before Provision For Income Taxes of $(1,756,537), a Provision For Income Taxes of $0.00, Net Income (Loss) Applicable to Common Shares of $(1,756,537), and Net Income (Loss) Per Basic and Diluted Shares of $(0.16) based on 11,287,742 Weighted Average Number Of Common Shares Outstanding.

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

Three Months Ended
June 30

	2007	2006

Revenue	$8,454	$426,427
Cost of Goods Sold	1,258	6,469
Gross profit	7,196	419,958
Total Operating Expenses	484,919	124,912
Net Income (Loss) Before Other Income (Expense)	(477,723)	295,046
Total Other Income (Expense)	7,041	6,980
Net Income (Loss)Before Provision For Income Taxes	(470,682)	302,026
Provision For Income Taxes	-	(96,175)
Net Income (Loss) Applicable To Common Shares	$(470,682)	$205,851
Net Income (Loss) Per Basic And Diluted Shares	$(0.04)	$0.02
Weighted Average Number OF Common Shares Outstanding	11,493,267	8,460,000
Gross profit margin	85%	98%

For the three months ended June 30, 2007, the Company had Total Revenue of $8,454, Cost of Goods Sold of $1,258, Gross profit of $7,196, Total Operating Expenses of $484,919, Net Income (Loss) Before Other Income (Expense) of $(477,723), Total Other Income (Expense) of $7,041, Net Income (Loss) Before Provision For Income Taxes of $(470,682), a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $(470,682) and Net Income (Loss) Per Basic and Diluted Shares of $(0.04) based on 11,493,267 Weighted Average Number Of Common Shares Outstanding.

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

MANAGEMENT’S DISCUSSION

The Company’s revenue decreased by $703,966 from six month period to six month period.  The Company attributes the decreases in Revenue, Gross Profit, Net Income Before Other Income, Net Income Before Provision For Income tax, Net Income Applicable to Common Shares, and Net Income Per Basic And Diluted Shares to the loss of one key customer that had previously accounted to more than ninety percent (90%) of the Company’s sales.

The Company attributes the increase in Total Operating Expenses to (a) the issuance of 150,000 shares of its unregistered restricted common stock valued at $75,000 for unpaid consulting services performed over  a period of three years, (b) the issuance of 300,000 shares of its unregistered restricted common stock valued at $90,000  to an officer of the Company for unpaid services for a period of five years, and (c) the issuance of 2,000,000 shares of its registered common stock valued at $1,000,000 for consulting services over a period of four years for a total of $1,650,000.

The Company will require significant additional capital to implement both its short term and long-term business strategies.  However, there can be no assurance that such additional capital will be available or, if available, that the terms will be favorable to the Company.  The absence of significant additional capital whether raised through a public or private offering or through other means, including either private debt or equity financings, will have a material adverse effect on the Company’s operations and prospects.

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

Because of the loss of a key customer and a corresponding decline in revenue, the Company’s Board of Directors have authorized the Company’s officers to pursue raising additional capital of up to $5,000,000 by the means of a private placement of its common stock pursuant to Regulation 230.506 of Regulation D promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933.  The proceeds from the private placement will be utilized to expand the Company’s current business. and to seek the  acquisition of non-related businesses internationally,  including.  There is no assurance that the private placement will attract sufficient additional capital for these purposes.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2.  Recent Sales of Unregistered Securities.

The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act.  The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.  All securities sold by us within the past three years were shares of common stock, no par value.  No underwriter was used in any of these transactions and there were no underwriting discounts or commissions paid. (1)

Date	Name	Number of Shares	Consideration in Dollars

January 24, 2007	Marcus Faller	150,000	Services 75,000
February 8, 2007	Evelyn P. Silva	300,000	Services 90,000
Total			$165,00

The Company claims an exemption from registration for common stock issued to the above purchasers Pursuant to Section 4(2) of the Securities Act of 1933.  All of the above purchasers, were provided the  Company’s  non-financial statement and financial statement information described in Section 502(b)(2) of Regulation D promulgated by the Securities and Exchange Commission.  Prior to each sale, each of these purchasers was afforded the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain additional information we possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided them.  The Company took reasonable care to insure that the shares of stock sold to these purchasers could not be resold without registration under the Securities Act of 1933 (the “Act”) or an exemption there from and that these purchasers were not underwriters under that Act and in connection there with:  (a) made reasonable inquiry to insure that these purchasers were acquiring the shares of stock for themselves and not for any other persons; (b) provided written disclosure to each purchaser that the shares of stock had not been registered under the Act and therefore could not be resold unless registered under the Act or unless an exemption from registration is available; and (c) placed a restrictive legend on the shares of stock stating that they had not been registered under the act and setting forth restrictions on their transferability and sale.  Finally, the Company made reasonable inquiry to insure that each of these purchasers had such knowledge and experience in financial and business matters that each purchaser was capable of evaluating the merits and risks of investment in the shares of stock and of making an informed investment decision with respect thereto or had consulted with advisors who possess such knowledge and experience.

In the year ended December 31, 2006, we issued 583,267 shares of unregistered common stock to satisfy liabilities for stock to be issued in prior years for a total of $224,900.  Reference is made to the Company’s First Amended Form 10-K for the period ended December 31, 2005 dated April 17, 2006 and filed with the Securities and Exchange Commission on April 17, 2006, which is incorporated herein by reference.

In addition to the above, reference is made to the Company’s Form 8-K, Section 3 - Securities and Trading Markets dated August 15 2007 and filed with the Securities and Exchange Commission on August 15, 2007, which is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

On June 28, 2005, the Company loaned, $1,200,000 to Olympus Leasing Company, a related party.  At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman and a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors.  Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc.  The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010.  There is no prepayment penalty.  The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions.  Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables.  The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table.  Each loan is personally guaranteed by the chiropractic physician.  The rate of return on the Olympus Leasing loans is between 15% and 25% per annum.  To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table.    On January 3, 2007, the Company pursuant to the future advance clause in this note loaned Olympus Leasing an additional $300,000.  Since the making of the loan, including future advances thereon, by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $956,272 pursuant to the note attached hereto as Exhibit 10.6.  The remaining balance that was due from related party on the balance sheet was $613,342 on June 30, 2007.  Because of the foregoing facts, the Company believes that the probability of a default on the loan by it to Olympus Leasing is unlikely.  The current principal balance due to the Company from Olympus Leasing is $594,746.  There is an excellent market for the re-sale of chiropractic adjustment tables which may be the subject of a foreclosure.  Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table.

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
------------------------------------------------------------------------------------------------
10.6                                        Promissory Note described in Part I, Item 2, Management's Discussion and Analysis and Plan of Operation above which is inforporated herein by reference from the Company's Second Amended Form 10-QSB, Quarterly Report under Section 13 or 15(d) of the Exchange Act for the period ended
                                               June 30, 2005 and filed with the Securities and Exchange Commission on November 22, 2005.

31.1                                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

32.2                                       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed one Form 8K for the quarter ended June 30, 2007 dated June 18, 2007 and filed with the Securities and Exchange Commission on June 18, 2007 relating to the amicable resignation of a director for personal reasons copy of which is incorporated herein by reference.

The Company filed no Forms 8K for the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date August 20, 2007	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board