Form 10QSB/A
period 2007-06-30
SIGN MEDIA SYSTEMS INC
filed 2007-08-20
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(1st Amendment)

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

June 30
2007
CURRENT ASSETS
Cash and cash equivalents	$2,132
Accounts receivable, net	875
Total current assets	3,007

PROPERTY AND EQUIPMENT - Net	78,420

OTHER ASSETS
Due from related parties	613,342
Total other assets	613,342

TOTAL ASSETS	$694,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$7,410
Accounts payable and accrued expenses	138,477
Due to related parties	99,953
Income tax payable	45,007
Total current liabilities	290,847

TOTAL LIABILITIES	290,847

STOCKHOLDERS' EQUITY
Common stock, no par value, 100,000,000 shares authorized at
June 30, 2007; 11,493,267 shares issued and outstanding
at June 30 2007	1,394,900
Additional paid-in capital	671,700
Accumulated deficit	(1,662,678)
Total stockholders' equity	403,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$694,769

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