Form 10QSB
period 2007-09-30
SIGN MEDIA SYSTEMS INC
filed 2007-11-19
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  12,026,355 Common Shares no par value as of September 30, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at September 30, 2007 (Unaudited)                                                           4

Condensed Consolidated Statements of Operations for the Nine and Three
Months Ended September 30, 2007 and 2006 (Unaudited)                                                                                           5

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2007 and 2006 (Unaudited)                                                                                  6

Notes to the Condensed Consolidated Financial Statements
(Unaudited)                                                                                                                                                                   7 - 12

SIGN MEDIA SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS

2007
CURRENT ASSETS
Cash and cash equivalents	$277
Accounts receivable, net	946
Prepaid expenses	100,000
Total current assets	101,223

PROPERTY AND EQUIPMENT - Net	68,254

OTHER ASSETS
Due from related parties	608,240
Total other assets	608,240

TOTAL ASSETS	$777,717

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5,121
Accounts payable and accrued expenses	128,931
Due to related parties	42,767
Total current liabilities	176,819

TOTAL LIABILITIES	176,819

STOCKHOLDERS' EQUITY

Common stock, no par value, 100,000,000 shares authorized,
12,026,355 shares issued and outstanding
at September 30, 2007	1,757,400
Additional paid-in capital	671,700
Accumulated deficit	(1,828,202)
Total stockholders' equity	600,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$777,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

REVENUE

Sales Income	$24,784	$734,494	$71	$5,816
Total revenue	24,784	734,494	71	5,816

COST OF GOODS SOLD	3,446	26,929	46	11,109

GROSS PROFIT	21,338	707,565	25	(5,293)

OPERATING EXPENSES
Professional fees and administrative payroll	1,366,092	40,976	95,304	10,277
General and administrative expenses	552,111	276,815	57,764	63,178
Depreciation	30,498	48,938	10,166	16,000
Total operating expenses	1,948,701	366,729	163,234	89,455

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,927,363)	340,836	(163,209)	(94,748)

OTHER INCOME (EXPENSE)
Impairment of inventory	(7,462)	-	-	-
Interest income and other	22,744	25,001	7,284	7,001
Interest expense and penalty	(9,980)	(1,280)	(9,598)	-
Total Other Income (Expense)	5,302	23,721	(2,314)	7,001

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,922,061)	364,557	(165,523)	(87,747)
Provision for income taxes	-	77,775	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,922,061)	$286,782	$(165,523)	$(87,747)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.17)	$0.03	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,456,234	8,460,000	11,787,724	8,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGN MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,922,061)	$286,782

Adjustments to reconcile net income (loss)
to net cash (used in) operating activities:
Depreciation	30,498	48,938
Bad debt expense	393,835	-
Issuance of common stock for consulting	1,075,000	-
Issuance of common stock for compensation	90,000	-
Impairment of inventory	7,462	-

Changes in assets and liabilities:
(Increase) in accounts receivable	(946)	(752,823)
Decrease in inventory	-	17,538
Increase in prepaid expenses and other current assets	(100,000)	-
Increase (decrease) in accounts payable and accrued expenses	(63,471)	22,352
Total adjustments	1,432,378	(663,995)

Net cash (used in) by operating activities	(489,683)	(377,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,281)	(5,612)
Increase in interest receivable - related party	-	407,821
Payments to related parties	(192,109)	-
Net cash provided by (used in) investing activities	(195,390)	402,209

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(6,867)	(21,632)
Issuance of common stock for cash	362,500
Proceeds from debt - related parties	25,590	-
Net cash provided by (used in) financing activities	381,223	(21,632)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(303,850)	3,364

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	304,127	2,252

CASH AND CASH EQUIVALENTS - END OF PERIOD	$277	$5,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$9,980	$1,280
Cash paid during the year for income taxes	$-	$1,280

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Common stock issued for compensation	$90,000	$-
Common stock issued for consulting	$1,075,000	$-
Bad debt expense	$393,835	$-

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

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc.  Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation.  The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation.  American Powerhouse was not actively engaged in any business at the time of the merger.  However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air.  Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines.  The acquisition of this license was the business purpose of the merger.  As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004.  The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock. At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory. Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product. Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the periods ended September 30, 2007 and 2006 in the Company’s consolidated financial statements for September 30, 2007 and 2006. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! Agency.  The Company recorded this license as an intangible asset for $150,000 for the 100,000 shares of stock issued in 2003 and subsequently impaired the entire amount. The Company issued the remaining 200,000 shares in 2004, and recorded a liability for stock to be issued at $300,000. There is a $450,000 charge against income reflected in the consolidated statements of income for the year ended December 31, 2003.

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components. Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus. The Company’s inventory consists of finished goods, and unassembled parts that comprise the framework for the mounting system placed on trucks for their advertising. All of these costs are included in costs of goods sold for the nine months ended September 30, 2007 and 2006.

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the nine months ended September 30, 2007 and 2006. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Nine Months ended September 30, 2007	$-	$-	$-	$-

Nine Months ended September 30, 2006	$-	$-	$-	$-

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

Bad debt expense for the nine months ended September 30, 2007 and 2006 was $393,835 and $-0-, respectively.

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

Furniture and fixtures                  5 years
Equipment                                     5 years
Trucks                                            3 years

Advertising

Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $8,925 and $1,800 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Inventory

Inventory consists of raw materials. Included in these raw materials are top rails, side rails, floating rails, fixed pivot rails, lever rails and right and left end caps. Inventory is stated at the lower of cost or market, utilizing the first in, first out method, “FIFO”, to determine which amounts are removed from inventory. On June 30, 2007, the inventory was impaired by the Company.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,
	2007	2006

Net income (loss)	$(1,922,061)	$286,782

Weighted-average common shares outstanding
Basic	11,456,234	8,460,000

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	11,456,234	8,460,000

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005.  The implementation of this standard did not currently have a material impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Non-monetary transactions” (“FAS 153”).  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

NOTE 2-                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                 (CONTINUED)

Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable.  APB No. 20 previously required that most voluntary changes in accounting principle should be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements No. 133 and 140.  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation., clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140.  SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities.  SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006.  The implementation of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions of SFAS No. 157 should be applied prospectively.  Management is assessing the potential impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003).”  This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  This pronouncement has no effect on the Company at this time.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

NOTE 3-                ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at September 30, 2007:

2007
Accounts receivable	$946

Less allownace for doubtful accounts	-

Total accounts receivable, net	$946

NOTE 4-          PROPERTY AND EQUIPMENT

                      Property and equipment consists of the following at Septemeber 30, 2007:

2007
Equipment	$128,745
Furniture and Fixtures	112,022
Transportation Equipment	24,621
265,388
Less: Accumulated Depreciation	197,134

Net Book Value	$68,254

NOTE 5-                 PREPAID EXPENSES

During the nine months ended September 30, 2007, the Company made two $50,000 payments to independent consultants for future service to be provided to the Company. The Company will amortize these prepaid expenses to expense over the next six months as the service are being performed on behalf of the Company.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of September 30, 2007 and 2006, there was $0 and $0 due to Olympus, respectively.

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

Since the making of the loan by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $956,272 pursuant to the note. The remaining balance that was due from related party on the balance sheet was $608,240 on September 30, 2007.

NOTE 7-                SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due on September 30, 2007 was $5,121.

NOTE 8-                PROVISION FOR INCOME TAXES

There was no provision for income taxes during the nine months ended September 30, 2007. For the nine months ended September 30, 2006 there was a $77,775 provision.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at September 30, 2007.

NOTE 9-                COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement on November 1, 2002 with Hawkeye Real Estate, LLC, a related entity, to lease warehouse and office space.  The rent is $30,000 per annum. The lease expires in November of 2007.

Rent expense for the nine months ended September 30, 2007 and 2006 was $18,952, and $8,025, respectively.

NOTE 10-             CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer throughout its history. The Company is no longer doing business with that customer which represented 99% of their revenue.

NOTE 11-              STOCKHOLDERS’ EQUITY

As of September 30, 2007 and 2006, there were 100,000,000 shares of common stock authorized.

As of September 30, 2007 and 2006, there were 12,026,355 and 8,460,000 shares of common stock issued and outstanding, respectively.

The following is a list of the common stock transactions during the nine months ended September 30, 2007:

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

NOTE 11-              STOCKHOLDERS’ EQUITY
                                 (CONTINUED)

On July 12, 2007, the Company issued 14,706 shares of its common stock for $10,000 in cash.

On July 23, 2007, the Company issued 36,765 share of its common stock for $25,000 in cash.

On July 31, 2007, the Company issued 110,294 shares of its common stock for $75,000 in cash.

On August 13, 2007, the Company issued 73,529 shares of its common stock for $50,000 in cash.

On August 16, 2007, the Company issued 148,897 shares of its common stock for $101,250 in cash.

On August 17, 2007, the Company issued 148,897 share of its common stock for $101,250 in cash.

There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending September 30, 2007.

NOTE 12-              SUBSEQUENT EVENT

On September 24, 2007, the Company filed Schedule 14C with the Securities and Exchange Commission (SEC), informing that the Company has amended its Articles of Incorporation to change the Company’s name to “International Consolidated Companies, Inc.” Since the name change occurred near the end of the nine months ended September 30, 2007, the Company decided to file this 10-QSB under the current name of “Sign Media Systems, Inc.”, and beginning with the filing of its December 31, 2007 10-KSB, the Company will use it new name of “International Consolidated Companies, Inc.”

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

RESULTS OF CONTINUING OPERATIONS

The following tables set forth certain of our summary selected unaudited operating and financial data.  The following table should be read in conjunction with all other financial information and analysis presented herein.

Nine Months Ended
September 30

	2007	2006

Total Revenue	$24,784	$734,494
Cost of Goods Sold	3,446	26,929
Gross profit	21,338	707,565
Total Operating Expenses	1,948,701	366,729
Net Income (Loss) Before Other Income (Expense)	(1,927,363)	340,836
Total Other Income (Expense)	5,302	23,721
Net Income (Loss)Before Provision For Income Taxes	(1,922,061)	364,557
Provision For Income Taxes	-	(77,775)
Net Income (Loss) Applicable To Common Shares	$(1,922,061)	$286,782
Net Income (Loss) Per Basic And Diluted Shares	$(0.17)	$0.03
Weighted Average Number OF Common Shares Outstanding	11,456,234	8,460,000
Gross profit margin	86%	96%

For the Nine months ended Sept 30, 2007, the Company had Total Revenue of $24,787, Cost of Goods Sold of $3,446, Gross Profit of $21,338, Total Operating Expenses $1,948,701, Net Income (Loss Before Other Income (Expense) of $(1,927,363), Total Other Income (Expense) $5,302, Net Income (Loss) Before Provision For Income Taxes of $(1,922,061), a Provision For Income Taxes of $0.00, Net Income (Loss) Applicable to Common Shares of $(1,922,061), and Net Income (Loss) Per Basic and Diluted Shares of $(0.17) based on 11,456,234 Weighted Average Number Of Common Shares Outstanding.

For the nine months ended September 30, 2006, the Company had Total Revenue of $734,494, Cost of Goods Sold of $26,929, Gross profit of $707,565, Total Operating Expenses of $366,729, Net Income (Loss) Before Other Income (Expense) of $340,836, Total Other Income (Expense) of $23,721, Net Income (Loss) Before Provision For Income Taxes of $364,557, a Provision For Income Taxes of $(77,775), Net Income (Loss) Applicable To Common Shares of $286,782 and Net Income (Loss) Per Basic and Diluted Shares of $0.03 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

Three Months Ended
September 30

	2007	2006

Revenue	$71	$5,816
Cost of Goods Sold	46	11,109
Gross profit	25	(5,293)
Total Operating Expenses	163,234	89,455
Net Income (Loss) Before Other Income (Expense)	(163,209)	(94,748)
Total Other Income (Expense)	(2,314)	7,001
Net Income (Loss)Before Provision For Income Taxes	(165,523)	(87,747)
Provision For Income Taxes	-	-
Net Income (Loss) Applicable To Common Shares	$(165,523)	$(87,747)
Net Income (Loss) Per Basic And Diluted Shares	$(0.01)	$0.01
Weighted Average Number OF Common Shares Outstanding	11,787,724	8,460,000
Gross profit margin	35%	(91)%

For the three months ended September 30, 2007, the Company had Total Revenue of $71, Cost of Goods Sold of $46, Gross profit of $25, Total Operating Expenses of $163,234, Net Income (Loss) Before Other Income (Expense) of $(163,209), Total Other Income (Expense) of $(2,314), Net Income (Loss) Before Provision For Income Taxes of $(165,523), a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $(165,523) and Net Income (Loss) Per Basic and Diluted Shares of $(0.01) based on 11,787,724 Weighted Average Number Of Common Shares Outstanding.

For the three months ended September 30, 2006, the Company had Total Revenue of $5,816, Cost of Goods Sold of $11,109, Gross profit of $(5,293), Total Operating Expenses of $89,455, Net Income (Loss) Before Other Income (Expense) of $(94,748), Total Other Income (Expense) of $7,001, Net Income (Loss) Before Provision For Income Taxes of $(87,747), a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $(87,747) and Net Income (Loss) Per Basic and Diluted Shares of $0.01 based on 8,460,000 Weighted Average Number Of Common Shares Outstanding.

MANAGEMENT’S DISCUSSION

The Company’s revenue decreased by $709,710 from nine month period to nine month period.  The Company attributes the decreases in Revenue, Gross Profit, Net Income Before Other Income, Net Income Before Provision For Income tax, Net Income Applicable to Common Shares, and Net Income Per Basic And Diluted Shares to the loss of one key customer that had previously accounted to more than ninety percent (90%) of the Company’s sales.

The Company attributes the increase in Total Operating Expenses to (a) the issuance of 150,000 shares of its unregistered restricted common stock valued at $75,000 for unpaid consulting services performed over  a period of three years, (b) the issuance of 300,000 shares of its unregistered restricted common stock valued at $90,000  to an officer of the Company for unpaid services for a period of five years, and (c) the issuance of 2,000,000 shares of its registered common stock valued at $1,000,000 for consulting services for a total of $1,550,000.

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

Because of the loss of a key customer and a corresponding decline in revenue, the Company’s Board of Directors have authorized the Company’s officers to pursue raising additional capital of up to $5,000,000 by the means of a private placement of its common stock pursuant to Regulation 230.506 of Regulation D promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933.  The proceeds from the private placement will be utilized to expand the Company’s current business. and to seek the  acquisition of non-related businesses,  primarily in China.  There is no assurance that the private placement will attract sufficient additional capital for these purposes.

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

Item 3.  Defaults Upon Senior Securities.

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

On June 28, 2005, the Company loaned, $1,200,000 to Olympus Leasing Company, a related party.  At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman and a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors.  Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of Sign Media Systems, Inc.  The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principal and unpaid interest due and payable in full on June 28, 2010.  There is no prepayment penalty.  The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions.  Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables.  The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table.  Each loan is personally guaranteed by the chiropractic physician.  The rate of return on the Olympus Leasing loans is between 15% and 25% per annum.  To date, Olympus Leasing has suffered no loss from any loan to a chiropractic physician for the purchase of a chiropractic adjustment table.    On January 3, 2007, the Company pursuant to the future advance clause in this note loaned Olympus Leasing an additional $300,000.  Since the making of the loan, including future advances thereon, by the Company to Olympus Leasing, Olympus Leasing has made payments to the Company of $956,272 pursuant to the note attached hereto as Exhibit 10.6.  The remaining balance that was due from related party on the balance sheet was $608,240 on September 30, 2007.  Because of the foregoing facts, the Company believes that the probability of a default on the loan by it to Olympus Leasing is unlikely.  The current principal balance due to the Company from Olympus Leasing is $594,746.  There is an excellent market for the re-sale of chiropractic adjustment tables which may be the subject of a foreclosure.  Olympus Leasing currently has in excess of $1,000,000 in outstanding finance receivables from chiropractic physicians secured by a first lien on each chiropractic adjustment table.

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBIT
-------------------------------------------------------------------------------------------------
10.6
Promissory Note described in Part I, Item 2, Management's Discussion and Analysis or Plan of Operation above which is incorporated herein by reference from the Company’s Second Amended Form 10-QSB, Quarterly Report under Section 13 or 15(d) of the Exchange Act for the period ended June 30, 2005 and filed with the Securities and Exchange Commission on November 22, 2005.

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

The Company filed two Forms 8K for the quarter ended September 30, 2007 dated August 13, 2007 and filed with the Securities and Exchange Commission on August 15, 2007 relating to the unregistered sale of equity securities under rule 506.

The Company filed a pre 14c on September 10, 2007 and a def 14c September 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGN MEDIA SYSTEMS, INC. (Registrant)
Date: November 19, 2007	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board