Form 10KSB
period 2007-12-31
International Consolidated Companies, Inc.
filed 2008-03-31
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

0-50742
(Commission file number)

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(Name of small business issuer in its charter)

Florida                                                                          02 - 0555904
(State or other jurisdiction of incorporation or organization)                                    (I.R.S. Employer Identification Number)

2100 19th Street, Sarasota,  FL                                                             34234
(Address of principal executive offices)                                                    (Zip Code)

Issuer’s telephone number is: (941) 330-0336

SIGN MEDIA SYSTEMS, INC.
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

The issuer’s revenues for the most recent fiscal year were $24,784.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such equity as of a specified dated within the past 60 days. As of March 28, 2008, the aggregate market value of the voting common equity held by non-affiliates was $631,547.

The number of shares outstanding of the issuer’s common equity as of December 31, 2007, was 12,566,549, No Par Value.

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

As consideration for the merger, we issued 300,000 shares of our common stock to American Powerhouse.  The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of our stock.  There were no other material costs of the merger.  Please refer to Note 1 of the Notes to Consolidated Financial Statements for December 31, 2003 and 2002 contained elsewhere herein for more information on the merger.  Due to problems with our plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the year ended December 31, 2003 in our Consolidated Financial Statements for December 31, 2004 and 2003. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! Agency.  To the best of our knowledge, the only control person of American Powerhouse is Robert F. Rood.

On October 16, 2007 the Company changed its name to International Consolidated Companies.

Our Business.

As of year ending December 31st, 2007 we are in the business of developing, manufacturing and marketing mobile billboard mounting systems which are mounted primarily on truck sides, rear panels and breaking panel roll up doors.  We also produce digitally created outdoor, full color vinyl images (“graphics”) which are inserted into the mounting systems and displayed primarily on trucks.  We have developed mounting systems which allow graphics to easily slide into an aluminum alloy extrusion with a cam-lever that snaps closed stretching the image tight as a drum, and that also easily opens to free the image for fast removals and change outs without damaging the truck body or the graphics.  We are also in the business of selling third party advertising on truck sides utilizing our mounting systems.

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

We are also in the digital printing and graphic design business, which allows us not only to market our mounting systems, but also to design and produce the graphics which are inserted in mounting systems.  Graphics are high-resolution full digital color prints, produced in heavy weight outdoor vinyl.  They are mounted on truck sides, rear panels and roll-up doors utilizing our mounting systems.  Whether a customer’s advertising campaign reaches from coast to coast, or changes seasonally, our mounting systems will allow the customer to exchange and reuse images over and over again. Images can be “swapped” for a fraction of what it costs to remove, paint, and apply pressure sensitive adhesive vinyl to truck sides, with downtime measured in minutes, rather than days.  Downtime for trucks is an extremely important consideration as the trucks generate no revenue and provide no services when not on the road.

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

Our primary competition is pressure sensitive applied vinyl (“PSAV”). PSAV is vinyl that adheres directly to the truck side.  The initial cost of our mounting systems with graphics is about the same as applying PSAV to truck sides.  However, removal of PSAV is extremely labor and time intensive and destroys the Fleet Graphic.  The benefit of the our mounting systems is that the Fleet Graphic can be “swapped” for a fraction of what it costs to remove and re-apply PSAV, with downtime for the truck measured in minutes, rather than days.  Our mounting systems also allow the Fleet Graphic to be reused at a later date.

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

Dependence on Major Customers

We do not rely on any particular customer.  In 2006 we received the majority of our revenues from Applied Advertising.  However, we did not do business with Applied in 2007, and we have written off our accounts receivable from them.  See Note 2 to our Financial Statements.

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

These agreements will not be breached;

            •  We would have adequate remedies for any breach; or
•	Our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors

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

Research and Development Activities.

In the year ended December 31, 2007, we did not incur research and development costs.

Diversification of Business

In June 2007 the board of directors voted to diversify the company's business by acquiring businesses internationally.  In August 2007 the board of directors voted to change the company’s proposed name to International Consolidated Companies, Inc.  Since that time the Company has engaged in the evaluating certain Chinese businesses for acquisition.

Employees.

As of the date of this Report, we have three full time employees and one part time employee for a total of three (3) employees.

ITEM 2.                      DESCRIPTION OF PROPERTY

On November 1, 2002, we entered into a lease as the lessee with Hawkeye Real Estate, LLC, a Florida limited liability company and a related party, as lessor of 6,300 square feet of mixed office and warehouse space at 2100 19th Street, Sarasota, FL  34234 for a period of five years beginning December 1, 2002 and continuing until November 30, 2007 for a fixed monthly rental of $2,500 per month. Effective January 1, 2005, we amended the lease to obtain access to additional parking for our vehicles, employee vehicles and customer vehicles.  The amended lease provided for a fixed monthly rental of $4,195 per month.

In December, 2005, Hawkeye Real Estate, LLC asked us to relocate to smaller premises in the same complex as it had found a buyer for the existing premises.  As an inducement to vacate the existing premises described above, Hawkeye Real Estate agreed to temporarily provide a 2,000 square foot facility of mixed office and warehouse space and 5,000 square feet of outside storage space at the same address in the same complex for a $0.00 monthly rental until it could obtain the necessary permits and construct new custom premises for us in the same complex and lease us the newly constructed space on terms substantially similar to the original lease.  The company is currently paying approximately $1,400 a month on month to month basis.

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

Market Information

On November 30, 2006, our common stock was accepted for quotation on the OTC Bulletin Board under the stock symbol “SGNM.”  Trading did not commence until after the close of our fiscal year ended December 31, 2006, and therefore, there was no bid or ask price for our common stock on the OTC Bulletin Board during the last quarter of 2006.  Concurrent with our name change in October 2007, our symbol changed to INCC.

None of our common stock is subject to outstanding options or warrants to purchase, or securities convertible into, our common equity.

The following table represents the high and low price for each quarter for the year ended December 31, 2007.

Quarter	High	Low
January 1, 2007 to March 31, 2007	$.50	$.18
April 1, 2007 to June 30, 2007	$1.00	$.35
July 1, 2007 to September 30, 2007	$1.01	$.51
October 1, 2007 to December 31, 2007	$1.01	$.35

Holders

There are approximately 228 holders of our common stock.

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

Date	Name	Number of Shares	Consideration in Dollars

January 10, 2007	Marcus Faller	150,000	Services $75,000
January 12, 2007	Henry Plantagenet, LLC	2,000,000	Services $1,000,000
February 8, 2007	Evelyn P. Silva	300,000	Services $90,000
July 12, 2007	Colby Butcher	14,706	$10,000
July 23, 2007	Scott Dyer	36,765	$25,000
July 31, 2007	The Thomas F. Pepin Pension Limited Partnership	110,294	$75,000
August 13, 2007	John Burden	73,529	$50,000
August 16, 2007	Clif Mitchell	148,897	$101,250
August 17, 2007	North America Life Insurance	148,897	$101,250
November 17, 2007	Richard Dorfman	73,529	$50,000
December 13, 2007	Kenneth Davidson	300,000	Services $180,000
December 21, 2007	James Kordomenos	110,294	$50,000
December 27, 2007	Michael Caruana	55,555	$25,000

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

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS

Management Discussion Snapshot.

The following table sets forth certain of our summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended December 31, 2007 and 2006.

Summary Selected Statements of Profits and Losses and
Financial Data which is Derived from Our Audited Financial Statements

	2007	2006

REVENUE	24,784	726,812

COSTS OF GOODS SOLD	3,446	189,131

GROSS PROFIT	21,338	537,681

OPERATING EXPENSES
Professional fees and administrative payroll	1,519,013	146,262
General and administrative expenses	211,501	83,679
Bad debt expense	382,525	-
Inventory impairment	-	-
Depreciation	58,693	58,693
	2,171,732	288,634

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,150,394)	49,047

OTHER INCOME (EXPENSE)
Interest income	8,818	7,503
Other income	-	-
Interest expense	(5,103)	(505)
	23,715	26,998

INCOME BEFORE INCOME TAXES	(2,126,679)	276,045
Provision for income taxes	-	45,007

NET INCOME APPLICABLE TO COMMON SHARES	$(2,126,679)	$231,038

NET INCOME PER BASIC AND DILUTED SHARES	$(0.18)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,628,563	8,508,606

Revenue and Expenses.

For the year ended December 31, 2006, we had total revenue of $726,812 total costs of goods sold of $189,131, gross profit of $537,681, net income applicable to common shares of $231,038 and net income per basic and diluted shares of $0.03 based on a weighted average of 8,508,606 common shares outstanding.

For the year ended December 31, 2007, we had total revenue of $24,784, total costs of goods sold of $3,446, gross profit of $21,338, net income (loss) applicable to common shares of ($2,126,679), and net income (loss) per basic and diluted shares of ($0.18) based on a weighted average of 11,628,563 common shares outstanding.

Most of our revenue was derived from business with one customer with whom we ceased doing business. Thus, we experienced a significant decline in our revenue.

During the years ended December 31, 2006, a material part of our business was dependent upon one key customer, Applied Advertising Network, LLC of Lake Mary, Florida. During the year ended December 31, 2006, our sales to this customer were approximately $700,632 of 96% of revenue.  During the year ended December 31, 2005, our sales to this customer were approximately $1,401,265 or 94% of revenue including a provision for bad debt in the amount of $207,565.

Our revenue in the year ended December 31, 2007, was $24,784 compared to revenue in the preceding period of $726,812. This is a decrease from period to period of $702,028.  This decreased in revenue is attributable to decreased sales of mounting systems to one key customer, Applied Advertising Network, LLC of Lake Mary, Florida.  Applied Advertising Network is not a related party.

In the year ended December 31, 2007, our cost of goods sold was $3,446 or 14% of revenue.  In the year ended December 31, 2006, our cost of goods sold was 189,131 which is 26% of revenue.

In the year ended December 31, 2007, our professional fees and administrative payroll was $1,519,013.  In the year ended December 31, 2006, of professional fees and administrative payroll was $146,262.  This increase of $1,372,751 in professional fees and administrative payroll from the pervious period is primarily due to stock issued at Fair Market Value for professional services.

In the year ended December 31, 2007, our general and administrative expenses were $211,501.  In the year ended December 31, 2006, our general and administrative expenses were $83,679.  The increase of $127,822 in general and administrative expenses from the previous period to period is primarily due to our decision to begin looking at the acquisition of Chinese companies.

In the years ended December 31, 2006 and 2007, our depreciation expense was $58,693.

In the year ended December 31, 2007 our other income (expenses) was $23,715.  In the year ended December 31, 2006, our other income (expense) was 26,998.  The difference is related to an increase in our interest expense to ($5,103).
Working Capital.

The following table sets forth a summary of our working capital.

AT DECEMBER 31:	2007	2006
Current assets	$9,994	$705,424
Current liabilities	115,300	221,567
Working capital	$(105,306)	$483,857

Cash Flow.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows is summarized in the table below.

FOR THE YEARS ENDED DECEMBER 31:	2007	2006
Net cash provided by/(used in):
Operating activities	$(604,315)	$(110,434)
Investing activities	(203,677)	422,157
Financing activities	512,913	(9,848)
Net increase (decrease) in cash and cash equivalents	$(295,079)	$301,875

Net cash provided by operating activities for the year ended December 31, 2007, increased significantly compared to the preceding period due to our decision to begin looking at the acquisition of Chinese companies

Assets and Debt.

Our current assets and current liabilities are summarized in the table below.

AT DECEMBER 31:	2007	2006
Current assets	$9,994	$705,454
Current Liabilities	$115,300	$221,567

Current assets for the year ended December 31, 2007, decreased compared to the preceding period.  Current assets for the year ended December 31, 2007, consists of $9,048 of cash and cash equivalents and $946 of accounts receivable.  The decrease in current assets was due primarily to a decrease of in cash on hand and the decision to consider the accounts receivable from our primary customer to be un-collectable.

Current liabilities for the year ended December 31, 2007, decreased compared to the preceding period.  The decrease in current liabilities was primarily due to a reduction in accounts payable and a decrease in the liability for stock to be issued.

Our non-current assets and long-term debt are summarized in the table below.

AT DECEMBER 31:	2007	2006
Non-current assets	$616,527	$511,602

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

The following table summarizes our cash flow provided by or used in operating activities, investing activities and financing activities.

FOR THE YEARS ENDED DECEMBER 31:	2007	2006
Net cash provided by/(used in):
Operating activities	$(604,315)	$(110,434)
Investing activities	(203,677)	422,157
Financing activities	512,913	(9,848)
Net increase (decrease) in cash and cash equivalents	$(295,079)	$301,875

The current portion of long-term debt consists of one installment note with GMAC Finance for the purchase of one truck in the original amount of $45,761.  The final payment on this installment note is $4,578, all of which is due in the fiscal year ending December 31, 2007.

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

Additionally, as set forth in Part I above, the Company has been actively looking at the acquisition of Chinese companies.

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

ITEM 7.                      FINANCIAL STATEMENTS

INTERNATIONAL CONSOLIDATED COMPANIES, INC.

(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 PAGE(S)

Report of Independent Registered Public Accounting Firm                                                        11

Consolidated Balance Sheet at December 31, 2007                                                                        12

Consolidated Statements of Operations for the Years
Ended December 31, 2007 and 2006                                                                                                   13

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the Years Ended December 31, 2007 and 2006                                                                           14

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006                                                                                                               15

Notes to the Consolidated Financial Statements                                                                       16-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
International Consolidated Companies, Inc.
Sarasota, FL

We have audited the accompanying consolidated balance sheet of International Consolidated Companies, Inc., (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Consolidated Companies, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ  08053

March 24, 2008

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006
ASSETS

2007
CURRENT ASSETS
Cash and cash equivalents	$9,048
Accounts receivable, net	946
9,994

PROPERTY AND EQUIPMENT - net	40,059

OTHER ASSETS
Due from related parties	616,527
616,527

TOTAL ASSETS	$666,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$4,578
Accounts payable and accrued expenses	60,722
Liability for stock to be issued	50,000
115,300

TOTAL LIABILITIES	115,300

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized
at December 31, 2007; 12,566,549 shares issued
and outstanding at December 31, 2007	2,062,400
Additional paid-in capital	671,700
Prepaid expenses	(150,000)
Retained earnings (deficit)	(2,032,820)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	551,280

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$666,580

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUE	24,784	726,812

COSTS OF GOODS SOLD	3,446	189,131

GROSS PROFIT	21,338	537,681

OPERATING EXPENSES
Professional fees and administrative payroll	1,519,013	146,262
General and administrative expenses	211,501	83,679
Bad debt expense	382,525	-
Depreciation	58,693	58,693
	2,171,732	288,634

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,150,394)	249,047

OTHER INCOME (EXPENSE)
Interest income	28,818	27,503
Interest expense	(5,103)	(505)
	23,715	26,998

INCOME (LOSS) BEFORE INCOME TAXES	(2,126,679)	276,045
Provision for income taxes	-	45,007

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,126,679)	$231,038

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.18)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,628,563	8,508,606

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional	Retained
	Common Stock		Paid-In	Earnings	Prepaid
	Shares	Amount	Capital	(Deficit)	Expenses	Total

Balance, December 31, 2005	8,460,000	$5,000	$671,700	$(137,179)	-	$539,521

Issuance of common stock for
liability for stock to be issued	583,267	224,900	-	-		224,900

Net income for the year	-	-	-	231,038		231,038

Balance, December 31, 2006	9,043,267	229,900	671,700	93,859	-	995,459

Issuance of common stock for services	2,450,000	1,255,000	-	-	(150,000)	1,105,000

Issuance of common stock for compensation	300,000	90,000	-	-		90,000

Issuance of common stock for cash	773,282	487,500	-	-		487,500

Net (loss) for the period	-	-	-	(2,126,679)		(2,126,679)

Balance, December 31, 2007	12,566,549	$2,062,400	$671,700	$(2,032,820)	$(150,000)	$551,280

	12,566,549	2,062,400	671,700	(2,032,820)	(150,000)	551,280

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(2,126,679)	$231,038

Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation	58,693	58,693
Bad debt expense	382,525	-
Issuance of common stock for services	1,255,000	-
Issuance of common stock for compensation	90,000	-
Impairment of inventory	7,462	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,364	(393,835)
Decrease in inventory	-	17,538
(Increase) decrease in prepaid expenses and other current assets	(150,000)	-

Increase (decrease) in accounts payable and accrued expenses	(86,673)	(68,875)
Increase (decrease) in income tax payable	(45,007)	45,007
Total adjustments	1,522,364	(341,472)

Net cash provided by (used in) operating activities	(604,315)	(110,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,281)	138
Increase in interest receivable - related party	(200,396)	(27,500)
Reduction from related parties	-	449,519
Net cash provided by (used in) investing activities	(203,677)	422,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in liability for stock to be issued	50,000	-
Payments on long-term debt	(7,410)	(18,706)
Issuance of common stock for cash	487,500	-
Increase (decrease) on debt-related party	(17,177)	8,858
Net cash (used in) financing activities	512,913	(9,848)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(295,079)	301,875

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	304,127	2,252

CASH AND CASH EQUIVALENTS - END OF YEAR	$9,048	$304,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$5,103	$505
Debt reduced to trade in on vehicle	$-	$20,491

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Common stock issued for compensation	$90,000	$-
Common stock issued for consulting	$1,255,000	$-
Bad dedt expense	$382,525	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1-    ORGANIZATION AND BASIS OF PRESENTATION

International Consolidation Companies, Inc (the “Company”) was previously known Sign Media Systems Inc.  The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of Go! Agency, LLC, a Florida limited liability company (“Go Agency”), a company formed on June 20, 2000, as E Signs Plus.com, LLC, a Florida limited liability company.  In this exchange, the Company assumed some debt of Go Agency and the exchange qualified as a tax-free exchange under IRC Section 351.  The net assets received were valued at historical cost. The net assets of Go Agency that were exchanged for the shares of stock were as follows:

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

On November 17, 2003, the Company entered into a merger agreement by and among American Power House, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation and Sign Media Systems, Inc.  Pursuant to the merger agreement, Sign Media Systems merged with Sign Media Systems Acquisition Company with Sign Media Systems being the surviving corporation.  The merger was completed on December 8, 2003, with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and Sign Media Systems became the surviving corporation.  American Powerhouse was not actively engaged in any engaged in any business engaged in any engaged in any business at the time of the merger.  However, sometime prior to the merger, American Power House had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air.  Prior to the merger, American Power House granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines.  The acquisition of this license was the business purpose of the merger.  As consideration for the merger, Sign Media Systems issued 300,000 shares of its common stock to American Power House, 100,000 shares in the year ending December 31, 2003, and 200,000 shares in the year ending December 31, 2004.  The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of Sign Media Systems common stock.  At the time of the merger the Company was in negotiations with independent dealers in Central America who sold United States products in Central and South America and who had expressed a desire to market this product in that territory.  Ultimately, the Company was unable to come to a satisfactory agreement with these dealers for the sale of this product.  Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product.  The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product.  The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product.  Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the periods ended December 31, 2007 and 2006 in the Company’s consolidated financial statements for December 31, 2007 and 2006.  There were no other material costs of the merger.  There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! Agency.

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

Revenue and Cost Recognition

The Company had three primary sources of revenue in 2007 and 2006:

1.	The sale and installation of their mounting system;
2.	The printing of advertising images to be inserted on trucks utilizing the Company’s mounting systems; and
3.	Third party advertising.

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

Costs of goods sold are separated by components consistent with the revenue categories. Mounting systems, printing and advertising costs include purchases made, and payroll costs attributable to those components.  Payroll costs is included for sales, engineering and warehouse personnel in cost of goods sold. Cost of overhead is de minimus.  The company is contemplating new source of revenue.

Warranties

The Company offers manufacturers warranties that cover all manufacturer defects.  The Company accrues warranty costs based on historical experience and management’s estimates.  The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the nine months ended December 31, 2007 and 2006.  The following table represents the Company’s losses in the past two years with respect to warranties.

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranties (continued)

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2007	$-	$-	$-	$-

Year ended December 31, 2006	$-	$-	$-	$-

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

Bad debt expense for the years ended December 31, 2007 and 2006 was $382,525 and $-0-, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts.  The allowance for doubtful accounts are established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures             5 years
Equipment                                5 years
Trucks                                       3 years

Advertising

Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $8,925 and $0 for the year ended December 31, 2007 and 2006, respectively.

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

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations.  The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123”.

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

Income (Loss) per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2007	2006

Net income (loss)	$(2,126,679)	$231,038

Weighted-average common shares outstanding
Basic	11,628,563	8,508,606

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	11,628,563	8,508,606

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003).”  This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements.  SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008.  This pronouncement has no effect on the Company at this time

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applicable to all entities with available-for-sale and trading securities.  SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value.  Eligible items include recognized financial assets and liabilities other than investments or interests which an entity is required to consolidate, financial assets or liabilities recognized under leases, deposit liabilities of financial institutions, or financial instruments that are classified by the issuer as a component of shareholders’ equity.  Also eligible are firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, non-financial insurance contracts and warranties that the issuer can settle by paying a third party to provide those goods or services, and host financial instruments that result from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.  SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007.  This pronouncement has no effect on the Company at this time.

NOTE 3-    ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at December 31, 2007:

2007
Accounts receivable	$946

Less allownace for doubtful accounts	-

Total accounts receivable, net	$946

NOTE 4-    PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2007:

2007
Equipment	$128,745
Furniture and Fixtures	112,022
Transportation Equipment	24,621
265,388
Less: Accumulated Depreciation	225,329

Net Book Value	$40,059

NOTE 5-    PREPAID EXPENSES
The company issued 300,000 shares of stock to a consultant for services amortized over a six-month period.  The services were recognized at FMV of the stock ($180,000).  At December 31, 2007 $150,000 was considered prepaid.

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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006.  As of December 31, 2007 and 2006, there was $0 and $0 due to Olympus, respectively.

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

The remaining balance that was due from related party on the balance sheet was $616,527 including interest on December 31, 2007.

NOTE 7-    SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due on December 31, 2007 was $4,578.

NOTE 8-    PROVISION FOR INCOME TAXES

There was no provision for income taxes during the year ended December 31, 2007.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences.  Deferred taxes were immaterial at December 31, 2007.

At December 31, 2007, the deferred tax assets consist of the following:

2007

Deferred taxes due to net operating loss
carryforwards	$(609,846)

Less: Valuation allowance	609,846

Net deferred tax asset	$-

Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-    COMMITMENTS AND CONTINGENCIES

Rent expense paid to a related party for the year ended December 31, 2007 and 2006 was $21,806, and $30,000, respectively.  There is no formal lease as it expired in November of 2007 - lease payments are month to month.

NOTE 10-    CONCENTRATION OF CREDIT RISK

A material part of the Company’s business was dependent upon one key customer throughout its history.  The Company is no longer doing business with that customer which represented 99% of their revenue.

NOTE 11-    STOCKHOLDERS’ EQUITY

As of December 31, 2007 and 2006, there were 100,000,000 shares of common stock authorized.

As of December 31, 2007 and 2006, there were 12,566,549 and 8,460,000 shares of common stock issued and outstanding, respectively.

The following is a list of the common stock transactions during the year ended December 31, 2007:

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

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s executive officers, directors and key employees and their business experience follows:

Name and Age                                      Position                                                               Term

Antonio F. Uccello, III                        Chairman/President/Chief Executive              January 28, 2002
Age 38                                                   Officer/Chief Financial Officer                         to present

Dennis Derr                                           Director                                                               August 14, 2007 to present
Age 49

Richard Dorfman                                  Director                                                               March 19, 2008 to present
Age 56

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

Dennis D. Derr
Mr. Derr is a Director of the Company.  Mr. Derr received a Bachelor of Science in Finance from Colorado State University in 1980 and a Master of Science in Finance from Colorado State University in 1984.  From 2004 to present, Mr. Derr has been an independent consultant to various businesses in the areas of strategic planning, business capture and market development.  Mr. Derr served as Executive Vice President of Avisys, Incorporated, located in Austin, TX from 1996 2004.  As a corporate officer and major shareholder at Avisys, Incorporated, Mr. Derr was involved in all aspects of corporate management and governance.  He was responsible to the President to formulate effective business development strategies within defense and commercial markets and across diverse aircraft, avionics, information and electronic warfare products for Avisys, Incorporated.  He assisted in directing and implementing overall corporate strategy and culture and had primary responsibility for identification and acquisition of corporate resources.  Mr. Derr also had responsibility for the management of contracts and legal matters.  He developed, executed and administered corporate policies with respect to legal, contractual, business, and personnel matters.  Mr. Derr also performed as Vice President of Business Development and was the corporate lead during the 2004 acquisition of L-3 Communications by Avisys, Incorporated.  From 1992 to 1996, Mr. Derr served as Director of Business Development for Marconi Tracor Flight Systems. As Vice President of Business Development for Marconi Tracor Flight Systems, Mr. Derr promoted expansion of new product base and customer base while continuing to effectively market and capture follow-on business.  He led an electronic warfare products capture. Mr. Derr led successful proposal teams for programs of all sizes and technologies, from $50,000 change orders to $50,000,000 systems.  As part of a team assigned to special programs work, Mr. Derr performed a dual role with the management and administration of a $20,000,000 portfolio of electronic warfare hardware.

Richard Dorfman
From 2003 to the present, Mr. Dorfman has worked as an independent consultant specializing in the maximization of media rights, primarily in the sports and entertainment fields.  Consulting services include strategic planning, marketing, sales and servicing of television, 3G/Wireless and other media rights for sports rights holders, governing bodies and media outlets on a local or global basis.  Mr. Dorfman is also on the board of Energem Natural Resources Company.

During 2007 Mr. Stephen MacNamara and Mr. Stephen Seidensticker served as directors. Mr. MacNamara resigned effective May 5, 2007, for personal reasons. Mr. Seidensticker resigned March 24, 2008. Neither Mr. MacNamara nor Mr. Seidensticker had any disputes with the Company.

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

Summary Compensation Table 2006

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Stock Grants #	All Other Compensation $ (1)

Antonio F. Uccello, III Chief Financial Officer	2006	125,000	0	0	0	11,194
Andrei A. Troubeev Vice President, Engineering	2006	41,200	0	0		11,721

(1)  All Other Compensation consists solely of health insurance.

Summary Compensation Table 2007

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Stock Grants #	All Other Compensation $ (1)

Antonio F. Uccello, III Chief Financial Officer	2007	122,000	0	0	0	11,194
Andrei A. Troubeev Vice President, Engineering	2007	27,235	0	0		-0-

None of the directors have been paid any fees for acting as such and we do not anticipate paying any directors’ fees in the foreseeable future.

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

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the security ownership as of December 31, 2007 by: (i) each person (or group of affiliated persons) who, to our knowledge, is the beneficial owner of five percent or more of our outstanding common stock, (ii) each named director and each named executive officer who, to out knowledge, is the beneficial owner of our outstanding common stock, and each of the foregoing as a group.

SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock, No Par Value	Antonio F. Uccello, III(1) 2100 19th Street Sarasota, FL 34234	4,059,600(1)	32%(1)
Common Stock, No Par Value	Abraham Uccello(1) 637 Mecca Dr. Sarasota, FL 34234	2,388,000(1)	19%(1)
Common Stock, No Par Value	Estate of Salvatore Uccello(1)(2) 6527 Waterford Circle Sarasota, FL 34238	716,400(1)	6%(1)
Common Stock, No Par Value	Roger P. Nelson(1) 14 Giovanni Drive Waterford, CT 06385	796,000	6%(1)
Totals for Class as a Whole		7,960,000(1)	63%

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

(2) The Estate of Salvatore Uccello was established due to his passing in February of 2007.

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

(2)  Stephen R. MacNamara resigned as a director.

(3)  Thomas Bachman resigned as a Director.

(4)  Andrei A. Troubeev is no longer with the Company.

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

10.2	Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.
10.3	Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.4	Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5	License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6	Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1	Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4	Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September 9, 2005.

21.	Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2005 and 2004, are as follows:

	2007	2006
Audit Fees	$-	$41,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

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
March 31, 2008