Form 10KSB/A
period 2007-12-31
International Consolidated Companies, Inc.
filed 2008-04-01
CIK 1277859

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

Summary Selected Statements of Profits and Losses and
Financial Data which is Derived from Our Audited Financial Statements

	2007	2006

REVENUE	24,784	726,812

COSTS OF GOODS SOLD	3,446	189,131

GROSS PROFIT	21,338	537,681

OPERATING EXPENSES
Professional fees and administrative payroll	1,519,013	146,262
General and administrative expenses	211,501	83,679
Bad debt expense	382,525	-
Inventory impairment	-	-
Depreciation	58,693	58,693
	2,171,732	288,634

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,150,394)	49,047

OTHER INCOME (EXPENSE)
Interest income	8,818	7,503
Other income	-	-
Interest expense	(5,103)	(505)
	23,715	26,998

INCOME BEFORE INCOME (LOSS) TAXES	(2,126,679)	276,045
Provision for income taxes	-	45,007

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,126,679)	$231,038

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.18)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,628,563	8,508,606

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

On November 15, 2007, the Company issued 73,529 share of its common stock for $50,000 in cash.

On December 13, 2007, the Company issued 300,000 shares of its common stock at a fair market value of $180,000, for consulting services provided to the Company.

On December 21, 2007, the Company issued 110,294 shares of its common stock for $50,000 in cash.

On December 21, 2007, the Company issued 55,555 shares of its common stock for $25,000 in cash.

There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending December 31, 2007.

NOTE 12-    SUBSEQUENT EVENTS

The Company raised $250,000 in 2008 through the sale of its common stock.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(E) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2007.  Based on that evaluation, management, including the Chief Executive Office and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting – Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was effective as December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Change in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10KSB.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10KSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2	Distribution Agreement between Sign Media Systems, Inc. and Applied Advertising Network, LLC. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.
10.3	Promissory Note and Loan Agreement between GO! AGENCY, LLC and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.4	Promissory Note and Loan Agreement between Olympus Leasing Company and Sign Media Systems, Inc. Incorporated by reference from our Form 10-SB/A Third Amendment filed as of February 9, 2005.

10.5	License Agreement for the acquisition of technology. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

10.6	Contribution Agreement. Incorporated by reference from our Form 10-SB/A Fourth amendment filed as of April 1, 2005.

14.1	Code of Ethics. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

16.4	Letter on change in certifying accountant. Incorporated by reference from our Form 10-SB/A Sixth Amendment filed as of September 9, 2005.

21.	Our Subsidiaries. Incorporated by reference from our Form 10-SB filed as of May 4, 2004.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent auditors, Bagell Josephs & Company, LLC, for the years ended December 31, 2007 and 2006, are as follows:

	2007	2006
Audit Fees	$76,000	$41,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

SIGNATURES

In accordance with the requirements Section 15 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(formerly known as Sign Media Systems, Inc.)
(Registrant)
/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer, President, Chief Financial Officer,
Chairman of the Board of Directors
March 31, 2008