Form 10-Q
period 2008-03-31
International Consolidated Companies, Inc.
filed 2008-05-20
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________________ to _________________

Commission file number 0-50742

INTERNATIONAL CONSOLIDATED COMPANIES, INC. _____________________________________________________________________________ (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                           Accelerated filer  [  ]
Accelerated filer Non-accelerated filer [  ]                                                                                Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,432,660 Common Shares no par value as of March 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

SIGN MEDIA SYSTEMS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

SIGN MEDIA SYSTEMS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Balance Sheet at March 31, 2008 (Unaudited)                                                                                                       4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)                  5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)                6

Notes to the Condensed Consolidated Financial Statements (Unaudited)                                                                                              7-11

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$269,424	$9,048
Accounts receivable, net	837,849	946
Inventory	624,946	-
Advances to vendors and other receivables	227,663	-
	1,959,882	9,994

PROPERTY AND EQUIPMENT - net	5,500,750	40,059

OTHER ASSETS
Due from related parties	695,033	616,527
Intangible assets, net	715,493	-
Deposits on intangible assets	1,782,914	-
	3,193,440	616,527

TOTAL ASSETS	$10,654,072	$666,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$1,526	$4,578
Accounts payable and accrued expenses	2,560,123	60,722
Shareholders loans	12,350	-
Advances from customers and other payables	15,170	-
Taxes Payable	152,969	-
Liability for stock to be issued	50,000	50,000
Loans from Banks	1,580,434	-
	4,372,572	115,300

LONG TERM LIABILITIES
Loans from related parties and other	2,329,559	-
	2,329,559	-

TOTAL LIABILITIES	6,702,131	115,300

MINORITY INTEREST	3,490,021	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized
at March 31, 2008 and December 31, 2007; 17,432,660 and 12,566,549 shares issued
and outstanding at March 31, 2008 and December 31, 2007	4,624,200	2,062,400
Additional paid-in capital	921,700	671,700
Prepaid expenses	(60,000)	(150,000)
Retained earnings (deficit)	(5,023,980)	(2,032,820)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	461,920	551,280

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,654,072	$666,580

The accompanying notes are an intergral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUE	$-	$16,259

COSTS OF GOODS SOLD	-	18,697

GROSS PROFIT (LOSS)	-	(2,438)

OPERATING EXPENSES
Professional fees and administrative payroll	2,720,327	1,228,293
General and administrative expenses	268,667	45,534
Depreciation	10,166	10,166
	2,999,160	1,283,993

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,999,160)	(1,286,431)

OTHER INCOME (EXPENSE)
Impairment of inventory	-	(7,462)
Interest income	8,000	8,110
Interest expense	-	(72)
	8,000	576

LOSS BEFORE INCOME TAXES	(2,991,160)	(1,285,855)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,991,160)	$(1,285,855)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.20)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	14,886,042	11,079,934

The accompanying notes are an intergral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,991,160)	$(1,285,855)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	10,166	10,166
Issuance of common stock for services	1,688,800	1,075,000
Issuance of common stock for compensation	873,000	90,000

Changes in assets and liabilities:
(Increase) decrease in inventory	-	7,462
(Increase) decrease in prepaid expenses and other current assets	90,000	-

Increase (decrease) in accounts payable and accrued expenses	67,030	20,086
Total adjustments	2,728,996	1,202,714

Net cash provided by (used in) operating activities	(262,164)	(83,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(3,280)
Increase in interest receivable - related party	(7,200)	(204,360)
Cash acquired from acquisition	270,442	-

Net cash provided by (used in) investing activities	263,242	(207,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(3,052)	(2,289)
Proceeds on common stock to be issued	250,000	-
Increase (decrease) on debt-related party	12,350	1,667

Net cash provided by (used in) financing activities	259,298	(622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	260,376	(291,403)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,048	304,127

CASH AND CASH EQUIVALENTS - END OF PERIOD	$269,424	$12,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$73
Debt reduced to trade in on vehicle	$-	$20,491

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Common stock issued for compensation	$873,000	$1,075,000
Common stock issued for consulting	$1,688,800	$90,000
Acquistion (see footnote)

The accompanying notes are an intergral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE NOTE 1-                      ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual condensed consolidated unaudited statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated operations and cash flows for the periods presented.

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

Go Agency and the Company developed a new and unique truck side mounting system, which utilizes a proprietary cam lever technology, which allows an advertising image to be stretched tight as a drum.  Following the exchange, the Company had 7,960,000 shares of common stock issued and outstanding.  The Company has developed and filed an application for a patent on its mounting systems.  The cam lever technology is considered an intangible asset and has not been recorded as an asset on the Company’s condensed consolidated balance sheet.  This asset was not recorded due to the fact that there was no historic recorded value on the books of Go Agency for this asset.

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

Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the three months ended March 31, 2008 and 2007 in the Company’s condensed consolidated financial statements for MARCH 31, 2008 and 2007. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY.

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

The Company had three primary sources of revenue in 2008 and 2007:

1.	The sale and installation of their mounting system;
2.	The printing of advertising images to be inserted on trucks utilizing the Company’s mounting systems; and
          3.  Third party advertising.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the three months ended March 31, 2008 and 2007. The following table represents the Company’s losses in the past two years with respect to warranties.

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Period ended March 31, 2008	$-	$-	$-	$-

Period ended March 31, 2007	$-	$-	$-	$-

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

Bad debt expense for the years ended March 31, 2008 and 2007 was $ -0- and $ -0-, respectively.

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

Furniture and fixtures                     5 years
Equipment                                       5 years
Trucks                                              3 years

Advertising

Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $ -0- and $ -0- for the year ended March 31, 2008 and 2007, respectively.

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

NOTE  2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,
	2008	2007

Net income (loss)	$(2,991,160)	$(1,285,855)

Weighted-average common shares outstanding
Basic	14,886,042	11,079,934

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	14,886,042	11,079,934

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Genesis’s financial condition and results of operations.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on Genesis Capital at this time.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

NOTE 3-                      ACCOUNTS RECEIVABLE

 Accounts receivable consists of the following at March 31, 2008 and December 31, 2007:

	2008	2007

Accounts receivable	$837,849	$946

Less allownace for doubtful accounts	-	-

Total accounts receivable, net	$837,849	$946

NOTE 4-                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2008 and December 31, 2007:

	2008	2007

Equipment	$128,745	$128,745
Furniture and Fixtures	112,022	112,022
Transportation Equipment	24,621	24,621
Fixed assets from Acquisition (see note 10)	5,470,787	-
	5,736,175	265,388
Less: Accumulated Depreciation	(235,425)	(225,329)

Net Book Value	$5,500,750	$40,059

Depreciation expense for the period ended March 31, 2008 and the year ended December 31, 2007 was $10,166 and $58,693.

NOTE 5-                      PREPAID EXPENSES

The company issued 300,000 shares of stock to a consultant for services amortized over a six-month period. The services were recognized at FMV of the stock ($180,000). At March 31,2007 $60,000 was considered prepaid.
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

On January 3, 2003, the Company entered into a loan agreement with Olympus Leasing Company, a related party, and in connection therewith executed a promissory note with a future advance clause in favor of Olympus Leasing, whereby Olympus Leasing agreed to loan the Company up to a maximum of $1,000,000 for a period of three years, with interest accruing on the unpaid balance at 18% per annum, payable interest only monthly, with the entire unpaid balance due and payable in full on January 3, 2006. As of March 31, 2008 and 2007, there was $0 and $0 due to Olympus, respectively.

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

The remaining balance that was due from related party on the balance sheet was $623,527 including interest on March 31, 2008 and $616,527 including interest on December 31, 2007.

NOTE 7-                      SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due on March 31, 2008 was $1,526.

NOTE 8-                      BANK LOANS

Bank loans were obtained from several local banks in China through the Company’s newly acquired subsidiary, with interest rates ranging from 5.841% to 7.728% per annum. All loans are currently in default and are payable upon demand. The majority of the loans are secured by the plant and equipments owned by the subsidiary.

Bank loans are summarized as follows:

No.		Due Date	Interest Rate Per Annum	March 31, 2008
1	Shanghai Bank	November 27, 2004	5.841%	$1,309,469
2	Aijian Trust	November 12, 1999	7.728%	142,613
3	Industrial commercial bank of China	June 30, 2000	7.185%	128,351

				$1,580,434

NOTE 9-     NOTES PAYABLE – RELATED PARTY

The Company’s newly acquired subsidiaries periodically borrows from its directors and affiliated companies to finance the operations whenever necessary. As of March 31, 2008, the Company had notes payable from related parties totaling $2,329,559. All notes are unsecured and it is not expected that they will be repaid anytime soon.

The notes payable consist of the following as of March 31, 2008:

			Interest	Balance
No.	Payees	Relationship	Rate	March 31,
			Per Annum	2008
1	Shenzhen Weiji Development Co.	Affiliate	-	$ 576,155
2	Dechang Investment Development Co.	Affiliate	0.50%	499,144
3	Golden Linker	Affiliate	0.49%	367,929
4	Mr. Liu Xinyuan	Director	-	303,223
5	Ms. Zhuang Heling	Director	-	285,225
6	Mr. Yan Xiaoxia	Director	-	226,577
7	Mr. Zhang Xiong	Director	-	71,306
	Total			$ 2,329,559

NOTE 10-                                ACQUISITION

On March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of the Company entered into a share exchange agreement with Aim Sky Ltd., a British Virgin Islands corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the happening of certain corporate events including a spin off or public offering of Aim Sky. Additionally, the agreement obligates the Company to provide up to $2,000,000 in financing for the acquired business.

Aim Sky Ltd., is the owner of 100% of China Genetic Ltd, which in turn owns 57% of Shanghai Huaxin High Biotechnology Inc., a Chinese company located in Shanghai, China, and has the right to vote 100%, and an option to purchase, the shares of Sichuan Kelun Bio-Tech Pharmaceutical Co., Ltd., a Chinese company located in Chengdu, China.

This share exchange was accounted as an acquisition under purchase method of accounting. The Company acquired net assets of $5,036,732 in the exchange. The fair value was reduced by the same amount as a result of negative goodwill obtained in the purchase.

NOTE 11-                                GOING CONCERN

The Company incurred a loss for the current three-month period ended March 31, 2008 and has had recurring losses for years including and prior to December 31, 2007 and has an accumulated deficit account of $5,023,980.

There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

These matters raise substantial doubt about the ability to continue as a going concern.

NOTE 12-                         PROVISION FOR INCOME TAXES

There was no provision for income taxes during the three months ended March 31, 2008.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at March 31, 2008.

At March 31, 2008, the deferred tax assets consist of the following:

2008

Deferred taxes due to net operating loss
carryforwards	$(1,507,194)

Less: Valuation allowance	1,507,194

Net deferred tax asset	$-

Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 13-                         STOCKHOLDERS’ EQUITY

As of March 31, 2008 and December 31, 2007, there were 100,000,000 shares of common stock authorized.

The following is a list of the common stock transactions during the three months ended March 31, 2007:

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

The following is a list of the common stock transactions during the three months ended March 31, 2008:

On January 18, 2008, the Company issued 600,000 shares of its common stock at a fair market value of $270,000, as additional compensation for an employee’s past services to the Company.

On January 30, 2008, the Company issued 1,650,000 shares of its common stock at a fair market value of $1,342,500, as additional compensation for an employee’s past services to the Company.

On February 12, 2008, the Company issued 300,000 shares of its common stock at a fair market value of $135,000, as additional compensation for an employee’s past services to the Company.

On March 4, 2008, the Company issued 155,000 shares of its common stock at a fair market value of $63,550, as additional compensation for an employee’s past services to the Company.

On March 17, 2008, the Company issued 1,200,000 shares of its common stock at a fair market value of $468,000, as additional compensation for an employee’s past services to the Company.

On March 17, 2008, the Company issued 725,000 shares of its common stock at a fair market value of $282,750, as additional compensation for an employee’s past services to the Company.

There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending March 31, 2008.

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

RESULTS OF OPERATIONS
General

During the quarter ended March 31, 2008 we began to diversify into other businesses separate from the truck-side advertising business. Our first acquisition is described as follows: on March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of International Consolidated Companies, Inc. (the “Company” or “We”) entered into a share exchange agreement with Aim Sky Ltd., a British Virgin Islands corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s Series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the happening of certain corporate events including a spin off or public offering of Aim Sky.  Additionally, the agreement obligates the Company to provide up to $2,000,000 (Two Million US Dollars) in financing for the acquired business.  The share exchange agreement was accounted for under the purchase method of accounting.  The company acquired net assets of $5,036,732.  Fair value was reduced by the same amount which was the result of negative good will obtained in the purchase.

Aim Sky Ltd., is the owner of 100% of China Genetic Ltd, which in turn owns  57% of: Shanghai Huaxin High Biotechnology Inc., a Chinese company located in Pudong Shanghai, China, and has  the right to vote 100%, and an option to purchase, the shares of Sichuan Kelun Bio-Tech Pharmaceutical Co., Ltd. a Chinese company located in Chengdu, China.

Our quarterly results do not contain any revenue or income from the acquisitions.  Our balance sheet reflects the consolidated balance sheet.

The Following table sets forth certain of our summary selected unaudited operating and financial data.  The following table should be read in conjunction with all other financial information and analysis presented herein.
Three Months Ended
March 31

	2008	2007

Revenue-Sales, net	-	$16,259
Cost of Goods Sold	-	18,697
Gross profit (LOSS)	-	(2,438)
Total Operating Expenses	2,999,160	1,283,993
Net Income (Loss) Before Other Income (Expense)	(2,999,160)	(1,286,431)
Total Other Income (Expense)	8,000	576
Net Income (Loss)Before Provision For Income Taxes	(2,991,160)	(1,285,885)
Provision For Income Taxes	(0)	(0)
Net Income (Loss) Applicable To Common Shares	$(2,991,160)	$(1,285,885)
Net Income (Loss) Per Basic And Diluted Shares	$(0.20)	$(0.12)
Weighted Average Number of Common Shares Outstanding	14,886,042	11,079,934

For the three months ended March 31, 2008, the Company had Total Revenue-Sales, net of -0-, Cost of Goods Sold of -0- , Gross loss of -0-, Total Operating Expenses of $2,999,160, Net loss Before Other Income of $2,999,160, Total Other Income of $8,000, Net Loss Before Provision For Income Taxes of $(2,991,160), a Provision For Income Taxes of $(0), Net Loss Applicable To Common Shares of $(2,991,160)and Net Loss Per Basic and Diluted Shares of $0.20 based on 14,886,042 Weighted Average Number Of Common Shares Outstanding.
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

Revenue decreased $16,259 from the same period last year.  Cost of goods decreased $18,697 from the same period last year.  Total operating expenses increased $1,715,167 from the same period last year.  Net Income (Loss) Before other Income (Expense) increased $ 1,712,729 from the same period last year.  Total Other Income (Expense) increased $7,424 from the same period last year.  Net Income (Loss) Before Provision For Income Taxes inecreased $1,705,305 from the same period last year.  The Provision For Income Taxes remained the same from the same period last year.  Net Income (Loss) Applicable To Common Shares increased $1,705,305 from the same period last year.  Net Income (Loss) Per Basic And Diluted Shares increased $0.08 from the same period last year.

MANAGEMENT’S DISCUSSION

The Company attributes the decreases in Revenue-Sales, net, Gross Profit, Net Income Before Other Income, Net Income Before Provision For Income tax, Net Income Applicable to Common Shares and Net Income Per Basic And Diluted Shares primarily to a large amount of stock issued for services.

The Company attributes the decrease in Cost Of Goods Sold to its lack of sales and focus on aquisitions.

The Company attributes the increase in Total Operating Expenses due to the issuance of stock certificates for services.

The Company attributes the decrease in Total Other Income to the interest income on the Olympus note.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Interim Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Interim Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

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

The Company’s operations have consumed and will continue to consume substantial amounts of capital, which, up until now, have been largely financed internally through cash flows, from loans from related parties, and private investors.  The Company expects capital and operating expenditures to increase.  Although the Company believes that it will be able to attract additional capital through private investors and as a result thereof its cash reserves and cash flows from operations will be adequate to fund its operations through the end of calendar year 2008, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period.  No assurance can be given that any additional financing will be available or that, if available, it will be available on terms favorable to the Company.  If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly or discontinue its operations.  The Company’s capital requirements are dependent upon many factors including, but not limited to, the rate at which it develops and introduces its products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to its products and services.

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
Sarbanes-Oxley Act of 2002.

The Company filed no Reports on Form 8-K for the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC. (Registrant)
Date May 20, 2008	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board