Form 10-Q
period 2008-06-30
International Consolidated Companies, Inc.
filed 2008-08-19
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,432,660 Common Shares no par value as of June 30, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.

(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:                                                                                                                                                   Pages

Condensed consolidated balance sheets as of June 30, 2008 (Unaudited) And December 31, 2007 (Audited)                                                                          4

Condensed consolidated statements of operations for the six and three months ended June 30, 2008 and 2007 (Unaudited)                                                5

Condensed consolidated statement of cash flows for the six and three months ended June 30, 2008 and 2007 (Unaudited)                                                  6

Notes to condensed consolidated financial statements (Unaudited)                                                                                                                                            7-11

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSD CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$314,035	$9,048
Accounts receivable, net	850,172	946
Inventory	765,487	-
Advances to vendors and other receivables	330,103	-
	2,259,797	9,994

PROPERTY AND EQUIPMENT - net	6,091,049	40,059

OTHER ASSETS
Due from related parties	704,623	616,527
Intangible assets, net	724,141	-
Deposits on intangible assets	1,685,656	-
	3,114,420	616,527

TOTAL ASSETS	$11,465,266	$666,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$-	$4,578
Accounts payable and accrued expenses	2,423,647	60,722
Shareholders loans	16,150	-
Advances from customers and other payables	8,949	-
Taxes Payable	441,911	-
Liability for stock to be issued	233,750	50,000
Loans from Banks	1,615,664	-
	4,740,071	115,300

LONG TERM LIABILITIES
Loans from related parties and other	2,366,909	-
	2,366,909	-

TOTAL LIABILITIES	7,106,980	115,300

MINORITY INTEREST	3,702,590	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 500,000,000 shares authorized
at June 30, 2008 and December 31, 2007; 17,432,660 and 12,566,549 shares issued
and outstanding at June 30, 2008 and December 31, 2007	4,624,200	2,062,400
Preferred stock, no par value, 100,000,000 shares authorized at June 30, 2008	-	-
Additional paid-in capital	921,700	671,700
Accumulated other comprehensive	70,772
Prepaid expenses	-	(150,000)
Retained earnings (deficit)	(4,960,976)	(2,032,820)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	655,696	551,280

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,465,266	$666,580

The accompanying notes are an intergral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE SIX AND THREE MONTHS ENDED JUNE , 2008 AND 2007

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

REVENUE	$1,806,765	$24,713	$1,806,765	$8,454

COSTS OF GOODS SOLD	770,347	19,955	770,347	1,258

GROSS PROFIT (LOSS)	1,036,418	4,758	1,036,418	7,196

OPERATING EXPENSES
Professional fees and administrative payroll	2,983,925	1,270,788	263,598	42,495
General and administrative expenses	584,321	477,792	315,654	432,258
Depreciation	20,332	20,332	10,166	10,166
	3,588,578	1,768,912	589,418	484,919

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,552,160)	(1,764,154)	447,000	(477,723)

OTHER INCOME (EXPENSE)
Impairment of inventory	-	(7,462)	-	-
Interest income	16,000	15,460	8,000	7,350
Other income	49,322	-	49,322	-
Interest expense	-	(381)	-	(309)
	65,322	7,617	57,322	7,041

INCOME (LOSS) BEFORE INCOME TAXES	(2,486,838)	(1,756,537)	496,322	(470,682)

Provision for income taxes	287,163	-	287,163	-

INCOME (LOSS) BEFORE MINORITY INTEREST	(2,774,001)	(1,756,537)	209,159	(470,682)

Minority interest	154,155	-	154,155	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,928,156)	$(1,756,537)	$55,004	$(470,682)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.18)	$(0.16)	$0.00	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	16,186,088	11,287,742	17,432,660	11,493,267

The accompanying notes are an intergral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE SIX AND THREE MONTHS ENDED JUNE , 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,928,156)	$(1,756,537)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	20,332	20,332
Issuance of common stock for services	1,688,800	1,075,000
Issuance of common stock for compensation	873,000	90,000
Bad debt expense	-	393,835
Amortization of prepaid expenses	150,000	-
Translation adjustment	129,186	-
Minority interest	154,155	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,252)	(875)
(Increase) decrease in advances to vendors	(102,440)
(Increase) decrease in inventory	(140,541)	7,462
Increase (decrease) in accounts payable and accrued expenses	(69,448)	(8,919)
(Decrease) in customer advances	(6,221)	-
Increase in taxes payable	288,942	-
Total adjustments	2,973,513	1,576,835

Net cash provided by (used in) operating activities	45,357	(179,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(503,276)	(3,280)
Increase in interest receivable - related party	-	(197,211)
Acquisition of intangible assets	(8,648)	-
Net cash provided by (used in) investing activities	(511,924)	(200,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,578)	(4,578)
Proceeds on common stock to be issued	250,000	-
Increase (decrease) on related party	(16,790)	(96,773)
Proceeds from related parties		179,549
Increase in shareholder loans	16,150	-
Proceeds from notes payable	35,230	-
Increase in loans payable related parties	37,350	-
Liability for stock to be issued	183,750	-
Net cash provided by (used in) financing activities	501,112	78,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,545	(301,995)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,048	304,127

CASH AND CASH EQUIVALENTS - END OF PERIOD	$43,593	$2,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$381
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Common stock issued for compensation	$873,000	$1,075,000
Common stock issued for consulting	$1,688,800	$90,000
Bad debt expense	$-	$393,835

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of subsidiary:	$270,442
Cash acquired in purchase	836,974
Accounts receivable	624,946
Property and equipment	5,470,787
Due from related parties	71,306
Intangible assets	715,493
Advances to vendors and outside parties	227,663
Deposits on intangibles	1,782,914
Accounts payable and accrued expenses	(2,432,372)
Advances to customers	(15,170)
Notes payable to bank	(1,580,434)
Loans payable to related parties	(2,329,559)
Taxes payable	(152,969)
Minority interest	(3,490,021)

	$-

The accompanying notes are an intergral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Accordingly, the Company is not currently engaged in the business of manufacturing and sale of this product. The Company will not become engaged in the business of manufacturing and selling this product until it can identify and come to a satisfactory agreement with an independent dealer or dealers in that territory for the sale of this product. The Company cannot currently predict when or if it will identify and come to a satisfactory agreement with an independent dealer or dealers in this territory for the sale of this product. Due to these problems with the Company’s plans for marketing and distribution of the water machine subsequent to the merger, the license has no carrying or book value for the six months ended June 30, 2008 and 2007 in the Company’s condensed consolidated financial statements for June 30, 2008 and 2007. There were no other material costs of the merger. There was and is no relationship between American Powerhouse and either Sign Media Systems or GO! AGENCY.

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

Warranties

The Company offers manufacturers warranties that covers all manufacturer defects. The Company accrues warranty costs based on historical experience and management’s estimates. The Company has not experienced any losses in the past two years with respect to the warranties, therefore has not accrued any liability for the six months ended June 30, 2008 and 2007. The following table represents the Company’s losses in the past two years with respect to warranties.

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranties (continued)

	Balance	Charged		Balance
	at Beginning	to Costs and		at End of
	of Period	Expenses	Deductions	Period

Period ended June 30, 2008	$-	$-	$-	$-

Period ended June 30, 2007	$-	$-	$-	$-

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

Bad debt expense for the periods ended June 30, 2008 and 2007 was $ -0- and $ -0-, respectively.

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

Furniture and fixtures             5 years
Equipment                                5 years
Trucks                                       3 years

Advertising

Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $ -0- and $ -0- for the year ended June 30, 2008 and 2007, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED)

Income (Loss) per Share of Common Stock (continued)

	June 30,
	2008	2007

Net income (loss)	$(2,928,156)	$(1,756,537)

Weighted-average common shares outstanding
Basic	16,186,088	11,287,742

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	16,186,088	11,287,742

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

NOTE 3-                      ACCOUNTS RECEIVABLE

 Accounts receivable consists of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Accounts receivable	$850,172	$946

Less allownace for doubtful accounts	-	-

Total accounts receivable, net	$850,172	$946

NOTE 4-                      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2008 and December 31, 2007:

	2008	2007

Equipment	$128,745	$128,745
Furniture and Fixtures	112,022	112,022
Transportation Equipment	24,621	24,621
Fixed assets from Acquisition (see note 10)	6,071,252	-
	6,336,640	265,388
Less: Accumulated Depreciation	(245,662)	(225,329)

Net Book Value	$6,090,978	$40,059

Depreciation expense for the period ended June 30, 2008 and the year ended December 31, 2007 was $20,332 and $58,693.

NOTE 5-                      PREPAID EXPENSES

The company issued 300,000 shares of stock to a consultant for services amortized over a six-month period. The services were recognized at FMV of the stock ($180,000). At June 30, 2008 $ -O- was considered prepaid.

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

The remaining balance that was due from related party on the balance sheet was $704,623 including interest on June 30, 2008 and $616,527 including interest on December 31, 2007.

NOTE 7-                      SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due on June 30, 2008 was $ - 0-.

NOTE 8-                      BANK LOANS

Bank loans were obtained from several local banks in China through the Company’s newly acquired subsidiary, with interest rates ranging from 5.841% to 7.728% per annum. All loans are currently in default and are payable upon demand. The majority of the loans are secured by the plant and equipments owned by the subsidiary.

Bank loans are summarized as follows:

No.		Due Date	Interest Rate Per Annum	June 30, 2008
1	Shanghai Bank	November 27, 2004	5.841%	$1,338,660
2	Aijian Trust	November 12, 1999	7.728%	145,792
3	Industrial commercial bank of China	June 30, 2000	7.185%	131,213

				$1,615,664

NOTE 9-     NOTES PAYABLE – RELATED PARTY

The Company’s newly acquired subsidiaries periodically borrows from its directors and affiliated companies to finance the operations whenever necessary. As of March 31, 2008, the Company had notes payable from related parties totaling $2,366,909. All notes are unsecured and it is not expected that they will be repaid anytime soon.

The notes payable consist of the following as of June 30, 2008:

			Interest	Balance
No.	Payees	Relationship	Rate	June 30,
			Per Annum	2008
1	Shenzhen Weiji Development Co.	Affiliate	-	$ 588,999
2	Dechang Investment Development Co.	Affiliate	0.50%	510,271
3	Golden Linker	Affiliate	0.49%	372,659
4	Mr. Liu Xinyuan	Director	-	298,873
5	Ms. Zhuang Heling	Director	-	291,583
6	Mr. Yan Xiaoxia	Director	-	231,628
7	Mr. Zhang Xiong	Director	-	72,896
	Total			$ 2,366,909

NOTE 10-    AQUISITION

On March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of the Company entered into a share exchange agreement with Aim Sky Ltd., a <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />British Virgin Islands corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the happening of certain corporate events including a spin off or public offering of Aim Sky. Additionally, the agreement obligates the Company to provide up to $2,000,000 in financing for the acquired business.

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

NOTE 11-       GOING CONCERN

The Company incurred a loss for the current six-month period ended June 30, 2008 and has had recurring losses for years including and prior to December 31, 2007 and has an accumulated deficit account of $4,960,976.

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

NOTE 12-          PROVISION FOR INCOME TAXES

There was no provision for income taxes during the six months ended June 30, 2008.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at June 30, 2008.

2008

Deferred taxes due to net operating loss
carryforwards	$(1,500,000)

Less: Valuation allowance	1,500,000

Net deferred tax asset	$-

Additionally, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The company recorded $287,163 of taxes based on its operations in China.

NOTE 13-          STOCKHOLDERS’ EQUITY

As of June 30, 2008 and December 31, 2007, there were 500,000,000 shares of common stock authorized.

The following is a list of the common stock transactions during the six months ended June 30, 2007:

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

The following is a list of the common stock transactions during the six months ended June 30, 2008:

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

There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending June 30, 2008.

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

RESULTS OF OPERATIONS
General

During the quarter ended March 31, 2008 we began to diversify into other businesses separate from the truck-side advertising business. Our first acquisition is described as follows: on March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of International Consolidated Companies, Inc. (the  “Company” or “We”) entered into a share exchange agreement with Aim Sky Ltd., a British Virgin Islands corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s Series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the happening of certain corporate events including a spin off or public offering of Aim Sky.  Additionally, the agreement obligates the Company to provide up to $2,000,000 (Two Million US Dollars) in financing for the acquired business.  The share exchange agreement was accounted for under the purchase method of accounting.  The company acquired net assets of $5,036,732.  Fair value was reduced by the same amount which was the result of negative goodwill obtained in the purchase.

Aim Sky Ltd., is the owner of 100% of China Genetic Ltd, which in turn owns 57% of: Shanghai Huaxin High Biotechnology Inc., a Chinese company located in Pudong Shanghai, China, and has the right to vote 100%, and an option to purchase, the shares of Sichuan Kelun Bio-Tech Pharmaceutical Co., Ltd. a Chinese company located in Chengdu, China.

Our quarterly statement of operations reflects the consolidated operations from the acquisitions.  Our balance sheet reflects the consolidated balance sheet.

The following table sets forth certain of our summary selected unaudited operating and financial data.  The following table should be read in conjunction with all other financial information and analysis presented herein.
Six Months Ended
June 30

	2008	2007

Revenue-Sales, net	1,806,765	$24,713
Cost of Goods Sold	770,347	19,995
Gross profit (LOSS)	1,036,418	(4,758)
Total Operating Expenses	3,588,578	1,768,912
Net Income (Loss) Before Other Income (Expense)	(2,552,160)	(1,764,154)
Total Other Income (Expense)	65,322	7,617
Net Income (Loss) Before Provision For Income Taxes	(2,486,838)	(1,756,537)
Provision For Income Taxes	287,163	(0)
Net Income (Loss) Applicable To Common Shares	$(2,928,156)	$(1,756,537)
Net Income (Loss) Per Basic And Diluted Shares	$(0.18)	$(0.16)
Weighted Average Number of Common Shares Outstanding	16,186,088	11,287,742

For the six months ended June 30, 2008, the Company had Total Revenue-Sales, net of -$1,806,765, Cost of Goods Sold of 770,347, Gross loss of 1,036,418, Total Operating Expenses of $3,588,578, Net loss Before Other Income of $2552,160, Total Other Income of $65,322, Net Loss Before Provision For Income Taxes of $(2,486,838), a Provision For Income Taxes of $287,163, Net Loss Applicable To Common Shares of $(2,982,156)and Net Loss Per Basic and Diluted Shares of $0.18 based on 16,186,088 Weighted Average Number Of Common Shares Outstanding.

For the six months ended June 30, 2007, the Company had Total Revenue-Sales, net of $24,713, Cost of Goods Sold of $19,995, Gross profit of $4,758, Total Operating Expenses of $1,768,912, Net loss Before Other Income of ($1,764,154), Total Other Income of $7,617, Net Loss Before Provision For Income Taxes of ($1,756,537), a Provision For Income Taxes of $(0), Net Loss Applicable To Common Shares of ($1,756,537) and Net Loss Per Basic and Diluted Shares of $0.16 based on 11,287,742 Weighted Average Number Of Common Shares Outstanding.

Revenue increased $1,782,052 from the same period last year.  Cost of goods increased $750,392 from the same period last year.  Total operating expenses increased $1,819,666 from the same period last year.  Net Income (Loss) Before other Income (Expense) increased $ 1,712,729 from the same period last year.  Total Other Income (Expense) increased $7,424 from the same period last year.  Net Income (Loss) Before Provision For Income Taxes inecreased $(788,066) from the same period last year.  The Provision For Income Taxes increased by $287,163 for the same period.  net Income (Loss) Applicable to common Shares increased  $(1,171,619) from the same period last year. Net Income (Loss) Per Basic And Diluted Shares increased $(0.02) from the same period last year.
Three Months Ended
June 30

	2008	2007

Revenue-Sales, net	$1,806,765	$8,454
Cost of Goods Sold	770,347	1,258
Gross profit (LOSS)	1,036,418	7,196
Total Operating Expenses	589,418	484,919
Net Income (Loss) Before Other Income (Expense)	447,000	(477,723)
Total Other Income (Expense)	57,322	7,041
Net Income (Loss)Before Provision For Income Taxes	504,322	(470,682)
Provision For Income Taxes	(287,163)	(0)
Net Income (Loss) Applicable To Common Shares	$(55,004)	$(470,682)
Net Income (Loss) Per Basic And Diluted Shares	$(0.00)	$(0.04)
Weighted Average Number of Common Shares Outstanding	17,432,660	11,493,267

For the three months ended June 30, 2008, the Company had Total Revenue-Sales, net of $1,806,765, Cost of Goods Sold of $770,347, Gross loss of $1,036,418, Total Operating Expenses of $589,418, Net loss Before Other Income of $447,000, Total Other Income of $57,322, Net Loss Before Provision For Income Taxes of $496,322, a Provision For Income Taxes of $287,163 Net Loss Applicable To Common Shares of $55,004 and Net Loss Per Basic and Diluted Shares of $0.00 based on 17,432,660 Weighted Average Number Of Common Shares Outstanding.

For the three months ended June 30, 2007, the Company had Total Revenue-Sales, net of $8,454, Cost of Goods Sold of $1,258, Gross profit of $7,196, Total Operating Expenses of $484,919, Net loss Before Other Income of $(477,723), Total Other Income of $7,041, Net Loss Before Provision For Income Taxes of $(470,682), a Provision For Income Taxes of $(0), Net Loss Applicable To Common Shares of (470,682) and Net Loss Per Basic and Diluted Shares of $(0.04) based on 11,493,267 Weighted Average Number Of Common Shares Outstanding.

Revenue increased $1,798,311 from the same period last year.  Cost of goods decreased $769,089 from the same period last year.  Total operating expenses increased $104,499 from the same period last year.  Net Income (Loss) Before other Income (Expense) increased $23,000 from the same period last year.  Total Other Income (Expense) increased $50,281 from the same period last year.  Net Income (Loss) Before Provision For Income Taxes inecreased $967,004 from the same period last year.  The Provision For Income Taxes was $287,163 for the same period last year.  Net Income (Loss) Applicable To Common Shares increased $525,686 from the same period last year.  Net Income (Loss) Per Basic And Diluted Shares increased $(0.04) from the same period last year.

MANAGEMENT’S DISCUSSION

The Company attributes the decreases in Revenue-Sales, net, Gross Profit, Net Income before Other Income, Net Income before Provision for Income tax, Net Income Applicable to Common Shares and Net Income per Basic and Diluted Shares primarily to a large amount of stock issued for services.

The Company attributes the increase in Cost of Goods Sold to the expanding demand for China Gene's products.

The Company attributes the increase in Total Operating Expenses due to the issuance of stock certificates for services.

The Company attributes the increase in Total Other Income to leasing income from China Gene.

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

                                                                                                                                                     INTERNATIONAL CONSOLIDATED COMPANIES, INC.
                                                                                                                                                     (Registrant)

Date:  August 19, 2008                                                                                                              /s/ Antonio F. Uccello, III
                                                                                                                                                     Antonio F. Uccello, III
                                                                                                                                                     Chief Executive Officer
                                                                                                                                                     Chairman of the Board