Form 10-Q
period 2008-09-30
International Consolidated Companies, Inc.
filed 2008-11-19
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,020,522 Common Shares no par value as of September 30, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.

(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:                                                                                                                                          Pages

Condensed consolidated balance sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)                                                            4
Condensed consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007 (Unaudited)                              5

Condensed consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007 (Unaudited)                                                  6

Notes to condensed consolidated financial statements (Unaudited)                                                                                                                                      7-10

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$18,753	$9,048
Accounts receivable, net	-	946
	18,753	9,994

PROPERTY AND EQUIPMENT - net	9,987	40,059

OTHER ASSETS
Due from related parties	639,727	616,527
	639,727	616,527

TOTAL ASSETS	$668,467	$666,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$-	$4,578
Accounts payable and accrued expenses	144,576	60,722
Liability for stock to be issued	-	50,000
TOTAL LIABILITIES	144,576	115,300

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 100,000,000 shares authorized at September 30, 2008	-	-
Common stock, no par value, 500,000,000 shares authorized
at September 30, 2008 and December 31, 2007; 21,020,522 and 12,566,549 shares issued
and outstanding at September 30, 2008 and December 31, 2007	5,546,950	2,062,400
Additional paid-in capital	671,700	671,700
Prepaid expenses	-	(150,000)
Retained earnings (deficit)	(5,694,759)	(2,032,820)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	523,891	551,280

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$668,467	$666,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

REVENUE	$-	$24,784	$-	$71

COSTS OF GOODS SOLD	-	3,446	-	46

GROSS PROFIT (LOSS)	-	21,338	-	25

OPERATING EXPENSES
Professional fees and administrative payroll	3,477,681	1,366,092	379,556	95,304
General and administrative expenses	177,760	552,111	37,454	57,764
Depreciation	30,498	30,498	10,166	10,166
	3,685,939	1,948,701	427,176	163,234

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(3,685,939)	(1,927,363)	(427,176)	(163,209)

OTHER INCOME (EXPENSE)
Impairment of inventory	-	(7,462)	-	-
Interest income	24,000	22,744	8,000	7,284
Interest expense	-	(9,980)	-	(9,598)
	24,000	5,302	8,000	(2,314)

INCOME (LOSS) BEFORE INCOME TAXES	(3,661,939)	(1,922,061)	(419,176)	(165,523)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(3,661,939)	$(1,922,061)	$(419,176)	$(165,523)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.21)	$(0.17)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	17,151,547	11,456,234	18,862,563	11,787,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,661,939)	$(1,922,061)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	30,498	30,498
Issuance of common stock for services	1,992,800	1,075,000
Issuance of common stock for compensation	908,000	90,000
Bad debt expense	875	393,835
Amortization of prepaid expenses	150,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	71	(946)
(Increase) decrease in prepaid expenses	-	(100,000)
(Increase) decrease in inventory	-	7,462
Increase (decrease) in accounts payable and accrued expenses	83,854	(63,471)
Total adjustments	3,166,098	1,432,378

Net cash provided by (used in) operating activities	(495,841)	(489,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(426)	(3,281)
Increase in interest receivable - related party	(23,200)	(192,109)
Net cash provided by (used in) investing activities	(23,626)	(195,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,578)	(6,867)
Proceeds on common stock issued	533,750	362,500
Proceeds from related parties	-	25,590
Net cash provided by (used in) financing activities	529,172	381,223

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,705	(303,850)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,048	304,127

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,753	$277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$9,980
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Common stock issued for compensation	$908,000	$90,000
Common stock issued for consulting	$1,992,800	$1,075,000
Bad debt expense	$875	$393,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual audited consolidated statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2007 audited consolidated financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated operations and cash flows for the periods presented.

International Consolidation Companies, Inc (the “Company”) was previously known as Sign Media Systems Inc. The Company was incorporated on January 28, 2002 as a Florida corporation. Upon incorporation, an officer of the Company contributed $5,000 and received 1,000 shares of common stock of the Company. Effective January 1, 2003, the Company issued 7,959,000 shares of common stock in exchange of $55,702 of net assets of Go! Agency, LLC, a Florida limited liability company (“Go Agency”), a company formed on June 20, 2000, as E Signs Plus.com, LLC, a Florida limited liability company.  In this exchange, the Company assumed some debt of Go Agency and the exchange qualified as a tax-free exchange under IRC Section 351.

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

On September 30, 2008, International Consolidated Companies Inc., (the “Company”) has agreed with China Gene Ltd, to rescind their previous agreement for Grow Ease International, a wholly-owned subsidiary of the Company, to acquire Aim Sky Ltd, the owner of China Gene and its subsidiary companies.  The acquisition of Aim Sky Ltd, by Grow Ease has also been rescinded.

The Company and China Gene decided to rescind the agreement as it became apparent that neither company would see the anticipated benefits of the transaction. The historical financial statements of ICCI have been presented removing any activity of China Gene going back to March 31, 2008 due to the rescission.

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

Bad debt expense for the periods ended September 30, 2008 and 2007 was $ 875 and $ 393,835- respectively.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

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
SEPTEMBER 30, 2008 AND 2007

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures         5 years
Equipment                            5 years
Trucks                                   3 years

Advertising
Costs of advertising and marketing are expensed as incurred.  Advertising and marketing costs were $ -0- and $ -0- for the year ended September 30, 2008 and 2007, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,
	2008	2007

Net income (loss)	$(3,661,939)	$(1,922,061)

Weighted-average common shares outstanding
Basic	17,151,547	11,456,234

Weighted-average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding
Diluted	17,151,547	11,456,234

Recent Accounting Pronouncements (Contiuned)
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

NOTE 3-     ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at September 30, 2008 and December 31, 2007:

	2008	2007

Accounts receivable	$875	$946

Less allownace for doubtful accounts	(875)	-

Total accounts receivable, net	$-	$946

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 4-     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2008 and December 31, 2007:

	2008	2007

Equipment	$128,745	$128,745
Furniture and Fixtures	112,448	112,022
Transportation Equipment	24,621	24,621
	265,814	265,388
Less: Accumulated Depreciation	(255,827)	(225,329)

Net Book Value	$9,987	$40,059

Depreciation expense for the period ended September 30, 2008 and the year ended December 31, 2007 was $30,498 and $58,693.

NOTE 5-     PREPAID EXPENSES

The company in 2007 issued 300,000 shares of stock to a consultant for services. The services were recognized at FMV of the stock $180,000. At September 30, 2008 the full amount was amortized.

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

On June 28, 2005, the Company loaned $1,200,000 to Olympus Leasing Company, a related party. At June 28, 2005, Antonio F. Uccello, III, was, and is now the President, Chairman, a minority owner of the issued and outstanding shares of stock of Olympus Leasing and reports to its board of directors. Antonio F. Uccello, III, was and is one of the Company’s officers and directors and an indirect shareholder of ICCI. The loan is for a period of five years with interest accruing on the unpaid balance at 5.3% per annum payable annually, with the entire principle and unpaid interest due and payable in full on June 28, 2010.

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

The remaining balance that was due from related party on the balance sheet was $639,727 including interest on September 30, 2008 and $616,527 including interest on December 31, 2007.

NOTE 7-     SHORT-TERM DEBT

Short-term debt consists of an installment note with GMAC Finance. Balance due on September 30, 2008 was $ - 0-.

NOTE 8-     GOING CONCERN

The Company incurred a loss for the current nine-month period ended September 30, 2008 and has had recurring losses for years including and prior to December 31, 2007 and has an accumulated deficit account of $5,694,759.

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

NOTE 9 -     PROVISION FOR INCOME TAXES

There was no provision for income taxes during the nine months ended September 30, 2008.

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at September 30, 2008.

2008

Deferred taxes due to net operating loss
carryforwards	$(1,708,165)

Less: Valuation allowance	1,708,165

Net deferred tax asset	$-

The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 10-     STOCKHOLDERS’ EQUITY

As of September 30, 2008 and December 31, 2007, there were 500,000,000 shares of common stock authorized.

The following is a list of the common stock transactions during the nine months ended September 30, 2008:

For the quarter ended March 31, 2008

The Company issued 236,111 shares of its common stock for $250,000 in cash.

The Company issued 2,100,000 shares of its common stock at a fair market value of $35,000, as compensation for an employee’s for services provided to the Company.

The Company issued 2,350,000 shares of its common stock at a fair market value of $1,688,800 for consulting services provided to the Company.

For the quarter ended June 30, 2008

The Company issued 300,000 shares of its common stock at a fair market value of $35,000, as compensation for an employee’s for services provided to the Company.

The Company received cash for its common stock for $183,750 in cash.

For the quarter ended September 30, 2008

The Company issued 1,287,862 shares of its common stock for $100,000 in cash.

The Company issued 2,000,000 shares of its common stock at a fair market value of $304,000 for consulting services provided to the Company.

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

RESULTS OF OPERATIONS
General

On September 30, 2008 we rescinded China Gene LTD acquisition.  Our quarterly results do not contain any revenue or income from the acquisitions.

The company and China Gene LTD decided to rescind the agreement as it became apparent that neither company would see the benefits of the transaction.  The historical financial statements of ICCI have been presented removing any activity of China Gene LTD, going back to March 31, 2008 due to the rescission.

RESULTS OF CONTINUING OPERATIONS

The following tables set forth certain of our summary selected unaudited operating and financial data.  The following table should be read in conjunction with all other financial information and analysis presented herein.
                                                                                                                                                                                                                                Nine Months Ended
                                                                                                                                                                                                                                             September 30

	2008	2007

Total Revenue	$-0-	$24,784
Cost of Goods Sold	-0-	3,446
Gross profit	-0-	21,338
Total Operating Expenses	3,685,939	1,948,701
Net Income (Loss) Before Other Income (Expense)	(3,685,939)	(1,927,363)
Total Other Income (Expense)	24,000	5,302
Net Income (Loss)Before Provision For Income Taxes	(3,661,939)	(1,922,061)
Provision For Income Taxes	-	-
Net Income (Loss) Applicable To Common Shares	$(3,661,939)	$(1,922,061)
Net Income (Loss) Per Basic And Diluted Shares	$(0.21)	$(0.17)
Weighted Average Number OF Common Shares Outstanding	17,151,547	11,456,234
Gross profit margin	0%	86%

For the Nine months ended Sept 30, 2008, the Company had Zero Revenue, Cost of Goods Sold, or Gross Profit.  Total Operating Expenses of $ 3,685,939, Net Income (Loss) before Other Income (Expense) of $(3,685,939), Total Other Income (Expense) $ 24,000, Net Income (Loss) Before Provision For Income Taxes of $(3,661,939), a Provision For Income Taxes of $0.00, Net Income (Loss) Applicable to Common Shares of $(3,661,939), and Net Income (Loss) Per Basic and Diluted Shares of $(0.21) based on 17,151,547 Weighted Average Number Of Common Shares Outstanding.

For the Nine months ended Sept 30, 2007, the Company had Total Revenue of $24,784, Cost of Goods Sold of $3,446, Gross Profit of $21,338, Total Operating Expenses $1,948,701, Net Income (Loss Before Other Income (Expense) of $(1,927,363), Total Other Income (Expense) $5,302, Net Income (Loss) Before Provision For Income Taxes of $(1,922,061), a Provision For Income Taxes of $0.00, Net Income (Loss) Applicable to Common Shares of $(1,922,061), and Net Income (Loss) Per Basic and Diluted Shares of $(0.17) based on 11,456,234 Weighted Average Number Of Common Shares Outstanding.

                                                                                                                                                                                                           Three Months Ended
                                                                                                                                                                                                                          September 30

	2008	2007

Revenue	$-0-	$71
Cost of Goods Sold	-0-	46
Gross profit	-0-	25
Total Operating Expenses	427,176	163,234
Net Income (Loss) Before Other Income (Expense)	(427,176)	(163,209)
Total Other Income (Expense)	8,000	(2,314)
Net Income (Loss)Before Provision For Income Taxes	(419,176)	(165,523)
Provision For Income Taxes	-	-
Net Income (Loss) Applicable To Common Shares	$(419,176)	$(165,523)
Net Income (Loss) Per Basic And Diluted Shares	$(0.02)	$(0.01)
Weighted Average Number OF Common Shares Outstanding	18,862,563	11,787,724
Gross profit margin	-0-	35%

For the three months ended September 30, 2008, the Company had Total Revenue of $       -0-, Cost of Goods Sold of $       -0-, Gross profit of $       -0-, Total Operating Expenses of $427,176, Net Income (Loss) Before Other Income (Expense) of $(427,176), Total Other Income (Expense) of $(8,000), Net Income (Loss) Before Provision For Income Taxes of $(419,176), a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $(419,176) and Net Income (Loss) Per Basic and Diluted Shares of $(0.02) based on 18,862,563 Weighted Average Number Of Common Shares Outstanding.

For the three months ended September 30, 2008, the Company had Total Revenue of $71, Cost of Goods Sold of $46, Gross profit of $25, Total Operating Expenses of $163,234, Net Income (Loss) Before Other Income (Expense) of $(163,209), Total Other Income (Expense) of $(2,314), Net Income (Loss) Before Provision For Income Taxes of $(165,523), a Provision For Income Taxes of $-, Net Income (Loss) Applicable To Common Shares of $(165,523) and Net Income (Loss) Per Basic and Diluted Shares of $(0.01) based on 11,787,724 Weighted Average Number Of Common Shares Outstanding.

Having rescinded the China Gene LTD acquisition, the company's sole business is truck side advertising.  The operating expenses in total are up for the nine months and three months ended September 30, 2008 due to the costs associated with the acquisition and then the rescission of the China Gene transaction.  Common stock issuance for consulting and payroll are up as well.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In accordance with the rules required by the SEC for information required to be disclosed, in this quarterly report, the Company’s management evaluated, with the participation of the Company’s Chief Financial Officer and Chief Executive Officer, the effectiveness and the operation of the Company’s disclosure controls and procedures. Based upon their evaluation of these disclosure controls and procedures, the Chief Financial Officer and Chief Executive Officer have concluded that the Company’s disclosure controls and procedures were effective for accumulating recording, processing, summarizing and communicating, to the Company’s management, to ensure timely decisions regarding disclosure information needed within the time periods specified in the SEC rules and forms.

Controls and Procedures over Financial Reporting
The Company’s management is responsible for establishing adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurances regarding the reliability of our financial reporting for external purposes. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurances that receipts and expenditures of Company assets are made with management authorization; and providing reasonable assurances that unauthorized acquisition use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Under the supervision of management, including the two executive officers, an evaluation was conducted to measure the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The evaluation was conducted to assess the effectiveness of the Company’s internal control as it related to the financial reporting as of September 30, 2008. Management believes that the Company’s internal control over financial reporting was effective as of September 30, 2008.

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
Sarbanes-Oxley Act of 2002.

The Company filed no Reports on Form 8-K for the quarter ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC. (Registrant)
Date: November 17, 2008	/s/Antonio F. Uccello, III Antonio F. Uccello, III Chief Executive Officer Chairman of the Board