Form 10-K
period 2008-12-31
International Consolidated Companies, Inc.
filed 2009-04-15
CIK 1277859

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(Name of registrant as specified in its charter)

Florida	0-50742	02-0555904

State or other jurisdiction of incorporation	Commission File Number	IRS Identification No.
2100 19th Street
Sarasota, Florida 34234
(Address of principal executive offices)
Registrant’s telephone number: (941) 330-0336
Securities registered under Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:
Title of Class:
Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2008: $ 2,333,680
Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of April 1, 2009: 70,453,526
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated herein by reference.

PART I.
ITEM 1. BUSINESS
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

Antonio F. Uccello, III, is the manager and the 51% owner, the control person and promoter of GO! Agency formerly known as E Signs Plus.com and, therefore, pursuant the terms of GO! Agency’s Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of Sign
On November 17, 2003, we entered into a merger agreement with American Powerhouse, Inc., a Delaware corporation and its wholly owned subsidiary, Sign Media Systems Acquisition Company, Inc., a Florida corporation. Pursuant to the merger agreement, we merged with Sign Media Systems Acquisition Company. The merger was completed on December 8, 2003 with the filing of Articles of Merger with the State of Florida at which time Sign Media Systems Acquisition ceased to exist and we became the surviving corporation. Some time prior to the merger, American Powerhouse had acquired certain technology for the manufacture of a water machine in the form of a water cooler that manufactures water from ambient air. American Powerhouse was not engaged in the business of manufacturing and distributing the water machine but was engaged in the licensing of that right to others. Prior to the merger, American Powerhouse granted a license to Sign Media Systems Acquisition to use that technology and to manufacture and sell the water machines. The acquisition of this license was the business purpose of the merger. To date we have not used the license.
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
As consideration for the merger, we issued 300,000 shares of our common stock to American Powerhouse. The 300,000 shares of stock were valued at $1.50 per share based on recent private sales of our stock. There were no other material costs of the merger. There were no other material costs.
On October 16, 2007 the Company changed its name to International Consolidated Companies.

Chinese Acquisition:
On March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of the Company entered into a share exchange agreement with Aim Sky Ltd., a British Virgin Islands corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the happening of certain corporate events including a spin off or public offering of Aim Sky. Additionally, the agreement obligated the Company to provide up to $2,000,000 in financing for the acquired business. The financing never happened.
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
On September 30, 2008, International Consolidated Companies Inc., (the “Company”) has agreed with China Gene Ltd, to rescind their previous agreement for Grow Ease International, a wholly-owned subsidiary of the Company, to acquire Aim Sky Ltd, the owner of Chine Gene and its subsidiary companies. The acquisition of Aim Sky Ltd, by Grow Ease has also been rescinded.
The Company and China Gene rescinded the agreement since the Company could not provide the $2,000,000 of financing. The historical financial statements of ICCI have been presented removing any activity of China Gene going back to March 31, 2008 due to the rescission.
Current Business
International Consolidated Companies Inc., (the “Company”) has purchased all the shares of Telestar Acquisition Corporation, a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). Consideration was 20,000,000 (Twenty Million) shares of the Company’s common stock valued by agreement between the parties at $.075 per share. Additionally, the Company has exchanged $1.15 Million of debt of 121DR for 2,500 shares of the Company’s newly designated Series B Preferred Shares. The closing occurred February 13, 2009.

ITEM 1A. RISK FACTORS
The Company incurred a loss for the year ended December 31, 2008 and has had recurring losses for years including and prior to December 31, 2007 and has an accumulated deficit account of $7,843,316.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
On December 1, 2007, we entered into a lease as the lessee with Hawkeye Real Estate, LLC, a Florida limited liability company and a related party, as lessor of 2,000 square feet of mixed office and warehouse space and 5,000 square feet of outside storage space located at 2100 19th Street, Sarasota, FL 34234 for a period of five years beginning December 1, 2007 and continuing until November 30, 2012 for a fixed monthly rental of $2,500 per month.
Our executive offices and manufacturing facility are located at these premises. We believe the premises are adequate for our purposes.
ITEM 3. LEGAL PROCEEDINGS
The Company is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of security holders during the 2008 fourth quarter.
On June 17th, 2008 the company filed a definitive 14-C to approve an amendment to the articles of incorporation to increase the number of authorized shares to 500,000,000 (FIVE HUNDRED MILLION) common shares and 100,000,000 (ONE HUNDRED MILLION) preferred shares;
The Company’s stockholders have approved this corporate action in lieu of a special meeting of the stockholders pursuant to Section 607.0704 of the Florida Statutes (“Florida Statutes”), which permits any action that may be taken at a meeting of the stockholders to be taken by the written consent to the action by the holders of the number of shares of voting stock required to approve the action at a meeting. All necessary corporate approvals in connection with the matters referred to in this Information Statement have been obtained. This Information Statement is being furnished to all of our stockholders pursuant to Section 14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the rules there under, solely for the purpose of informing stockholders of these corporate actions before they take effect. In accordance with Rule 14c-2 under the Exchange Act, the stockholder consent will take effect 21 calendar days following the mailing of this information statement (“the “Information Statement”) to stockholders. This Information Statement shall be considered the notice required under Section 607.0740 of the Florida Statutes.
This action has been approved by our Board of Directors and the holders of sixty-six percent (66%) of the Company’s Common Stock outstanding. Only stockholders of record at the close of business on June 18, 2008, are being given Notice of this action by written consent. The Company is not soliciting proxies.
By Order of the Board of Directors of
International Consolidated Companies, Inc.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock trades on the OTC Bulletin Board under the symbol INCC. The following table shows the high and low market prices for each quarter for the past three years.

Date	High	Low
12/31/2008	0.06	0.06
9/30/2008	0.05	0.05
6/30/2008	0.20	0.20
3/31/2008	0.32	0.32
12/31/2007	0.51	0.30
9/28/2007	0.80	0.80
6/29/2007	1.00	1.00
3/30/2007	0.55	0.55
At the present time, there are no assets available for the payment of dividends. The Company does not anticipate paying any dividends in the next twelve months.
The Articles of Incorporation currently authorize the issuance of 500,000,000 shares of common stock, with no par value. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of the Company available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking funds applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights: (a) cumulative or special voting rights; (b) preemptive rights to purchase in new issues of Shares; (c) preference as to dividends or interest; (d) preference upon liquidation; or (e) any other special rights or preferences. In addition, the Shares are not convertible into any other security. There are no restrictions on dividends under any loans, other financing arrangements or otherwise. See a copy of the Articles of Incorporation, and any amendment thereto, and Bylaws of the Company, attached as Exhibits to the Company’s previously filed SB-
As of December 31, 2008, the Company had 38,253,526 shares of common stock outstanding.
The total number of preferred shares which the corporation shall have the authority to issue consists of One Hundred Million (100,000,000) shares of Preferred Stock having no par value. The company issued 1,000,000 shares.
Holders of the Class A Preferred Stock shall be entitled to cast 500 votes for each share held of the Class A Preferred Stock on all matters presented to the shareholders of the Corporation for shareholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.

The Class A Preferred Stock may be redeemed only by separate written agreement by and between the Holder and the Corporation.
Except as otherwise stated herein, there are no other rights, privileges, or preferences attendant or relating to in any way the Class A Preferred Stock, including by way of illustration but not limitation, those concerning dividend, ranking, conversion, other redemption, participation, or anti-dilution rights or preferences.
Non-Cumulative Voting
The holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company’s directors.
Share Purchase Warrants
At December 31, 2008, no share purchase warrants were outstanding.
Share Purchase Option
At December 31, 2008, there were no share purchase options outstanding.
Dividends
The Company does not currently intend to pay cash dividends. The Company’s proposed dividend policy is to make distributions of its revenues to its stockholders when the Company’s Board of Directors deems such distributions appropriate. Because the Company does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of the Company. A distribution of revenues will be made only when, in the judgment of the Company’s Board of Directors, it is in the best interest of the Company’s stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and the company’s internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent
The Company continues to retain the services of Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321, to act as transfer agent and registrar.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management Discussion Snapshot
The following table sets forth certain of our summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended December 31, 2008 and 2007.

Summary Selected Statements of Operations and
Financial Data which is Derived From Our Audited Financial Statements

	2008	2007

REVENUE	-0-	24,784

COSTS OF GOODS SOLD	-0-	3,446

GROSS PROFIT	-0-	21,338

OPERATING EXPENSES
Preferred Stock issued for compensation	50,000	-0-
Common stock issued for services	3,386,229	1,255,000
Common stock issued for compensation	1,438,850	90,000
Professional fees and administrative payroll	444,189	1,519,013
General and administrative expenses	446,499	211,501
Bad debt expense	875	382,525
Depreciation	40,059	58,693

TOTAL OPERATING EXPENSES	5,806,701	2,171,732

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(5,806,701)	(2,150,394)

OTHER INCOME (EXPENSE)
Interest income	-0-	28,818
Interest expense	(3,795)	(5,103)

TOTAL OTHER INCOME (EXPENSE)	(3,795)	23,715

LOSS BEFORE INCOME TAXES	(5,810,496)	(2,126,679)
Provision for income taxes	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	(5,810,496)	$(2,126,679)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.29)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,272,971	11,628,563

Results of Operations
Revenue and Expenses
For the year ended December 31, 2007, we had total revenue of $24,784, total costs of goods sold of $3,446, gross profit of $21,338, net loss applicable to common shares of ($2,126,679), and net loss per basic and diluted shares of ($0.18) based on a weighted average of 11,628,563 common shares outstanding.
For the year ended December 31, 2008, we had total revenue of $-0- total costs of goods sold of $-0-, gross profit of $-0-, net loss applicable to common shares of $(5,810,496) and net loss per basic and diluted shares of $(0.29) based on a weighted average of 20,272,971 common shares outstanding.
In the year ended December 31, 2008, professional fees and administrative payroll was $890,688 in the year ended December 31, 2007, our professional fees and administrative payroll was $385,514. This increase of $505,174 in professional fees and administrative payroll from the previous period is primarily due to our decision to begin looking at the acquisition of Chinese companies. We currently do not have any Chinese subsidiaries. See Note 1 to the consolidated financial statements.
The Company issued stock for services and compensation in 2008 of $4,875,079 and $1,345,000 in 2007. The increase was due to the need to pay in stock rather than cash for liquidity purposes.

Working Capital
The following table sets forth a summary of our working capital.

At DECEMBER 31:	2008	2007

Current assets	$122	$9,994
Current liabilities	(127,511)	(115,300)

Working capital (deficit)	$(127,389)	$(105,306)

Current ratio	$(0.00)	$(0.09)

Cash Flow
Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows is summarized in the table below.

For The Years Ended December 31:	2008	2007

Net cash provided by / (used in):

Operating activities	$(557,613)	$(604,315)
Investing activities	—	(203,677)
Financing activities	548,687	512,913

Net (decrease) in cash and cash equivalents	$(8,926)	$(295,079)

Off Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements as defined by SEC Final Rule 67 (FR-67) “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,”
Liquidity and Capital Resources
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
Critical Accounting Policy and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
ITEM 8. FINANCIAL STATEMENTS
Included herewith are the following financial statements:

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Consolidated Companies Inc

We have audited the accompanying consolidated balance sheet of International Consolidated Companies, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008. International Consolidated Companies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Consolidated Companies, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that International Consolidated Companies, Inc. will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey

April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of : International Consolidated Companies, Inc.
2100 19th Street
Sarasota, FL 34234

We have audited the accompanying consolidated balance sheet of International Consolidated Companies, Inc., (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for year ended December 31, 2007.  These consolidated financial statement are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Consolidated Companies, Inc., as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ  08053

March 24, 2008

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$122	$9,048
Accounts receivable, net	—	946

	122	9,994

PROPERTY AND EQUIPMENT — net	—	40,059

OTHER ASSETS
Due from related parties	—	616,527

	—	616,527

TOTAL ASSETS	$122	$666,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$—	$4,578
Accounts payable and accrued expenses	127,511	60,722
Liability for stock to be issued	—	50,000

	127,511	115,300

TOTAL LIABILITIES	127,511	115,300

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 100,000,000 shares authorized and 1,000,000 issued and outstanding at December 31, 2008 and none at December 31, 2007	50,000	—
Common stock, no par value, 500,000,000 shares authorized at December 31, 2008 and December 31, 2007; 38,253,526 and 12,566,549 shares issued and outstanding at December 31, 2008 and December 31, 2007	7,606,229	2,062,400
Additional paid-in capital	59,698	671,700
Prepaid consulting	—	(150,000)
Retained earnings (deficit)	(7,843,316)	(2,032,820)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(127,389)	551,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$122	$666,580

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUE	—	24,784

COSTS OF GOODS SOLD	—	3,446

GROSS PROFIT	—	21,338

OPERATING EXPENSES

Preferred stock issued for compensation	50,000	—
Common stock issued for services	3,386,229	1,255,000
Common stock issued for compensation	1,438,850	90,000
Professional fees and consulting	444,189	174,013
General and administrative expenses	446,499	211,501
Bad debt expense — net	875	382,525
Depreciation	40,059	58,693

	5,806,701	2,171,732

(LOSS) BEFORE OTHER INCOME (EXPENSE)	(5,806,701)	(2,150,394)

OTHER INCOME (EXPENSE)
Interest income	—	28,818
Interest expense	(3,795)	(5,103)

	(3,795)	23,715

(LOSS) BEFORE INCOME TAXES	(5,810,496)	(2,126,679)
Provision for income taxes	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	$(5,810,496)	$(2,126,679)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.29)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,272,971	11,628,563

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional	Retained
	Preferred stock		Common Stock		Paid-In	Earnings	Prepaid
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Consulting	Total

Balance, December 31, 2006			9,043,267	229,900	671,700	93,859	—	995,459

Issuance of common stock for services			2,450,000	1,255,000	—	—	(150,000)	1,105,000

Issuance of common stock for compensation			300,000	90,000	—	—		90,000

Issuance of common stock for cash			773,282	487,500	—	—		487,500

Net (loss) for the year	—	—	—	—	—	(2,126,679)		(2,126,679)

Balance, December 31, 2007	—	—	12,566,549	2,062,400	671,700	(2,032,820)	(150,000)	551,280

Issuance of common stock for services			9,831,700	3,386,229	—	—	150,000	3,536,229

Issuance of common stock for payable			6,111,111	170,000				170,000

Issuance of common stock for compensation			7,965,000	1,438,850	—	—		1,438,850

Issuance of common stock for cash			1,779,166	548,750	—	—		548,750

Issuance of preferred stock for compensation	1,000,000	50,000						50,000

Forgiveness of related party receivable					(612,002)			(612,002)

Net (loss) for the year	—	—	—	—	—	(5,810,496)		(5,810,496)

Balance, December 31, 2008	1,000,000	$50,000	38,253,526	$7,606,229	$59,698	$(7,843,316)	$—	$(127,389)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,810,496)	$(2,126,679)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	40,059	58,693
Bad debt expense -net	875	382,525
Issuance of preferred stock for compensation	50,000	—
Issuance of common stock for services	3,386,229	1,255,000
Issuance of common stock for compensation	1,438,850	90,000
Amortization of prepaid expenses	150,000	(150,000)
Impairment of inventory	—	7,462

Changes in assets and liabilities:
Decrease in accounts receivable	71	10,364
Increase (decrease) in accounts payable and accrued expenses	186,799	(86,673)
Decrease in income tax payable	—	(45,007)

Total adjustments	5,252,883	1,522,364

Net cash (used in) operating activities	(557,613)	(604,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(3,281)
Increase in interest receivable — related party	—	(200,396)

Net cash (used in) investing activities	—	(203,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in liability for stock to be issued	—	50,000
Payments on long-term debt	(4,578)	(7,410)
Issuance of common stock for cash	548,750	487,500
Increase (decrease) on debt-related party	4,515	(17,177)

Net cash provided by financing activities	548,687	512,913

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,926)	(295,079)

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	9,048	304,127

CASH AND CASH EQUIVALENTS — END OF YEAR	$122	$9,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$5,103

Cash provided this year for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING & FINANCING ACTIVITIES:
Common stock issued for payable	$170,000	$—

Write off of related party receivable	$612,002	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
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
On March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of the Company entered into a share exchange agreement with Aim Sky Ltd., a British Virgin Islands corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the happening of certain corporate events including a spin off or public offering of Aim Sky. Additionally, the agreement obligated the Company to provide up to $2,000,000 in financing for the acquired business. The financing did not happen.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
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
On September 30, 2008, International Consolidated Companies Inc., (the “Company”) has agreed with China Gene Ltd, to rescind their previous agreement for Grow Ease International, a wholly-owned subsidiary of the Company, to acquire Aim Sky Ltd, the owner of Chine Gene and its subsidiary companies. The acquisition of Aim Sky Ltd, by Grow Ease has also been rescinded.
The Company and China Gene rescinded the agreement since the Company could not provide the $2,000,000 of financing. The historical financial statements of ICCI have been presented removing any activity of China Gene going back to March 31, 2008 due to the rescission.
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue and Cost Recognition
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
Provision for Bad Debt
Management’s policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.
Bad debt expense for the years ended December 31, 2008 and 2007 was $ 875 and $ 382,525.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $ -0- and $ 8,925 for the year ended December 31, 2008 and 2007, respectively.
Fair Value of Financial Instruments
The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations, or cash flows.
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation (Continued)
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
The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,
	2008	2007

Net (loss)	(5,810,496)	(2,126,679)

Weighted-average common shares outstanding
Basic	20,272,971	11,628,563

Weighted-average common stock equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding
Diluted	20,272,971	11,628,563

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 is applied prospectively.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on International Consolidation Companies, Inc at this time.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The effective date of SFAS No. 162 has not yet been determined. The implementation of this standard will not have a material impact on the Financial Statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements (Continued)
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets . FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations but will affect the disclosures within our financial statements.
NOTE 3- ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at December 31, 2008 and December 31, 2007:

	2008	2007

Accounts receivable	$875	$946

Less allowance for doubtful accounts	(875)	—

Total accounts receivable, net	$—	$946

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 4- PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2008 and December 31, 2007:

	2008	2007

Equipment	$128,745	$128,745

Furniture and Fixtures	112,022	112,022

Transportation Equipment	24,621	24,621

	265,388	265,388

Less: Accumulated Depreciation	(265,388)	(225,329)

Net Book Value	$—	$40,059

Depreciation expense for the period ended December 31, 2008 and the year ended December 31, 2007 was $40,059 and $58,693.
NOTE 5- PREPAID EXPENSES
The company in 2007 issued 300,000 shares of stock to a consultant for services. The services were recognized at FMV of the stock $180,000. At December 31, 2008 the full amount was amortized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 6- RELATED PARTY TRANSACTIONS
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
There was no prepayment penalty. The purpose of the loan was to obtain a higher interest rate than is currently available at traditional banking institutions. Olympus Leasing’s primary business is making secured loans to chiropractic physicians throughout the United States for the purchase of chiropractic adjustment tables. The loans are generally for less than $3,000 each and are secured by a first lien on each chiropractic adjustment table. The chiropractic physician personally guarantees each loan. The rate of return on the Olympus Leasing loans is between 15% and 25% per annum.
The remaining balance that was due from related party on the balance sheet was $616,527 including interest on December 31, 2007. In 2008, the amount of $612,002 was forgiven at December 31, 2008.

	2008	2007

Due from related parties	$—	$616,527

Less allownce for doubtful accounts	—	—

Total due from related parties, net	$—	$616,527

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 7- LEASE OBLIGATION
The Company leases office space from a related party for a monthly rental of $2,500 throughout the term of the lease, which is a five year lease set to expire on November 30th, 2012.
Minimum future lease payments are as follows:

Year Ended
December 31,

2009	$30,000
2010	30,000
2011	30,000
2012	27,500

$117,500

Rent expenses for the years ended December 31, 2008 and 2007 were $30,000 and $21,800, respectively.
NOTE 8- SHORT-TERM DEBT
Short-term debt consists of an installment note with GMAC Finance. Balances due on December 31, 2008 and 2007 were $ -0- and $4,578, respectively.
NOTE 9- GOING CONCERN
The Company incurred a loss for the year ended December 31, 2008 and has had recurring losses for years including and prior to December 31, 2007 and has an accumulated deficit account of $7,843,316. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These matters raise substantial doubt about the ability to continue as a going concern.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 10 - PROVISION FOR INCOME TAXES
There was no provision for income taxes during the years ended December 31, 2008 and 2007.
In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at December 31, 2008 and 2007.

	2008	2007

Deferred taxes due to net operating loss carry forward	$2,352,995	$609,846

Less: Valuation allowance	(2,352,995)	(609,846)

Net deferred tax asset	$—	$—

The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
NOTE 11- STOCKHOLDERS’ EQUITY
As of December 31, 2008 there were 100,000,000 shares of preferred stock authorized and issued.
Holders of the Class A Preferred Stock shall be entitled to cast 500 votes for each share held of the Class A Preferred Stock on all matters presented to the shareholders of the Corporation for shareholder vote which shall vote along with holders of the Corporation’s Common Stock on such matters.
The Class A Preferred Stock may be redeemed only by separate written agreement by and between the Holder and the Corporation.
Except as otherwise stated herein, there are no other rights, privileges, or preferences attendant or relating to in any way the Class A Preferred Stock, including by way of illustration but not limitation, those concerning dividend, ranking, conversion, other redemption, participation, or anti-dilution rights or preferences.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 11- STOCKHOLDERS’ EQUITY (CONTINUED)
The following is a summary of the preferred stock transactions during the year ended December 31, 2008:
The Company issued 1,000,000 shares of its preferred stock at a fair market value of $50,000 as compensation to an officer for services provided to the Company.
As of December 31, 2008 and December 31, 2007, there were 500,000,000 shares of common stock authorized.
The following is a summary of the common stock transactions during the year ended December 31, 2008:
The Company issued 1,779,166 shares of its common stock for $548,750 in cash.
The Company issued 7,965,000 shares of its common stock at a fair market value of $1,438,850 as compensation to employees and directors for services provided to the Company.
The Company issued 9,831,700 shares of its common stock at a fair market value of $3,386,229 for consulting services provided to the Company.
The Company issued 6,111,111 shares of its common stock valued at agreed upon settlement of $170,000, used to pay off an Accounts Payable.
As of December 31, 2007 there was 12,566,549 shares of common stock issued and outstanding.
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 11- STOCKHOLDERS’ EQUITY (CONTINUED)
On February 8, 2007, the Company issued 300,000 shares of its common stock at a fair market value of $90,000, as additional compensation for an employee’s past services to the Company.
On July 12, 2007, the Company issued 14,706 shares of its common stock for $10,000 in cash.
On July 23, 2007, the Company issued 37,581 share of its common stock for $25,000 in cash.
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
There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending December 31, 2008.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE 12- SUBSEQUENT EVENT
Acquisition
International Consolidated Companies Inc., (the “Company”) has purchased all the shares of Telestar Acquisition Corporation, a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). Consideration was 20,000,000 (Twenty Million) shares of the Company’s common stock valued by agreement between the parties at $.075 per share. Additionally, the Company has exchanged $1.15 Million of debt of 121DR for 2,500 shares of the Company’s newly designated Series B Preferred Shares. The closing occurred February 13, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements of any kind with the Company’s Independent Auditors.
ITEM 9AT. CONTROLS AND PROCEDURES
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment. The internal controls for the Company are provided by executive management’s review and approval of all transactions.
Based on the current internal controls employed by the Company, the Company concludes that, as of December 31, 2008, a material weakness exists in the Company’s internal control procedures, in that one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in internal controls over financial reporting
There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
During the fourth quarter of the fiscal year ended December 31, 2008, there was no information required to be reported on Form 8K which was not previously reported.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below.

			Date of Election
Name	Age	Position	or Appointment
Antonio F. Uccello III	41	President, CEO	Since inception
Neil I. Levine	47	Interim CFO	October 15, 2008
Stuart Discount	53	Director	February 2009
Thomas Bachmann	63	Secretary	April 7, 2009
Antonio F. Uccello III
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

Stuart Discount, President 121 Direct Response, Director
Stuart Discount is President and Founder of 1 2 1 Direct Response. Founded in 1988, Stuart manages the business and is the main driver of new sales opportunities. He represents the company as members of several trade associations. As of March 2008, 1 2 1 was listed as the 16th largest outbound teleservices firm in North America. Stuart has been active in several trade associations most notably the American Teleservices Association (ATA) which is the largest organization in the teleservices industry. Stuart is a current member of the board of directors and is a Past Chairman of the ATA. He is also leads and has done so for the past five years the Government Affairs committee of the ATA and is a regular visitor to Washington DC to lobby on behalf of the industry. Serving on the board with Stuart are colleagues from Verizon, GE Money, HSBC, Bank of America, Aegon Marketing Services, Comcast and Disney Vacations. Stuart was just re-elected to his third consecutive term. Stuart is a 1977 graduate of Temple University with a degree in accounting. He initially worked in the teleservices industry for several small firms and then in 1986 was hired as the director of telemarketing for Special Olympics Pennsylvania. He managed two call centers for two years and then left to start 1 2 1 Direct Response. Special Olympics Pennsylvania was 1 2 1’s first client and remains one today.
Neil Levine, Interim CFO
Neil Levine, Senior SEC Partner at Bagell, Joseph, Levine (www.bjlcpas.com) became our CFO on October 14, 2008. Following find his BIO:
Neil serves as the Interim Chief Financial Officer of the Company, has spent over 25 years in public accounting and is currently with Bagell, Josephs and Levine. His experience includes consulting for both privately held and publicly held companies to help them achieve their financial goals. Neil currently manages the firm’s SEC practice. He has organized quality control and ensures that the firm complies with the regulations of the PCAOB.
Neil has experience performing audits and engagements under governmental accounting standards. He has performed HUD audits, single audits and certain audits of Programs and Grants. He has also developed and performed audits of internal controls of various companies. Neil also has extensive experience in financial and tax planning, negotiating mergers, acquisitions, arranging bank financing, and developing marketing strategies. He has served both developmental and emerging companies as well as old-line businesses.
A graduate of Muhlenberg College with a Bachelor of Arts in Accounting, Neil is a member of the American Institute of Certified Public Accountants (AICPA), Pennsylvania Institute of Certified Public Accountants (PICPA), and is licensed in the states of New Jersey, Pennsylvania, Florida and Connecticut.

Thomas Bachman
Mr. Bachman is a Director of the Company. Mr. Bachmann has been the Executive Publisher and Director of Industry Development of Beverage Industry Magazine, the leading trade publication for the beverage industry since 1994. Prior to becoming Executive Publisher and Director of Industry Development of Beverage Industry Magazine in 1994, Mr. Bachmann was the National Sales Manager and Associate Publisher of Beverage Industry Magazine from 1976 to 1981. From 1982 to 1992 Mr. Bachmann was Publisher of Diary Field, Today’s Catholic Teacher and Early Childhood News. Mr. Bachmann ran his own consulting firm, Bachmann and Associates from 1992 to 1994. Mr. Bachmann is a member of the American Beverage Association, the Canadian Soft Drink Association, and the International Bottled Water Association. Mr. Bachmann will bring an industry wide perspective to the Company.
The Board of Directors does not currently have a standing audit committee.
Significant Employees
The company has no significant employees other than the officers and directors described above.
Compliance with Section 16(a) of the Exchange Act.
The Company is not aware of an director or officer who is delinquent in their reporting under Section 16(a) of the Exchange Act.
Code of Ethics
The Company adopted a code of ethics on April 8, 2004.

ITEM 11. EXECUTIVE COMPENSATION.
EXECUTIVE COMPENSATION TABLE
Set forth below are the annual cash compensation and restricted stock grants paid to the Company’s executive officers for the period ended December 31, 2007 and 2008.
Summary Compensation Table 2007

		Annual			Long Term
Name and Principal		Compensation		Other Annual	Compensation	All Other
Position	Year	Salary $	Bonus $	Compensation	Stock Grants #	Compensation

Antonio F. Uccello, III	2007	125,000	0	0	0	0
Chief Financial Officer

Andrei A. Troubeev	2007	41,200	0	0	0	0
Vice President, Engineering

(1)	All Other Compensation consists solely of health insurance.
Summary Compensation Table 2008

		Annual					Long Term
Name and Principal		Compensation			Other Annual		Compensation	All Other
Position	Year	Salary $		Bonus $	Compensation		Stock Grants #	Compensation (1)

Antonio F. Uccello, III	2008	106,907	(1)	0	50,000	(2)	973,000	0
None of the directors have been paid any fees for acting as such though we do expect to give the directors restricted stock grants for future service.
DESCRIBE STOCK AWARD AND COMPENSATION PLAN
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

(1)	- Through a related company. Chelsea Capital.

(2)	- Preferred stock issuance

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth the security ownership as of December 31, 2008, by each person (or group of affiliated persons) who, to our knowledge, is the beneficial owner of five percent or more of our outstanding the Company’s equity securities, and each of the foregoing as a group.

	Name and Address	Amount and Nature		Percent of
Title of Class	Of Beneficial Owner	Of Beneficial Owner		Class
Common Stock, No	Antonio F Uccello, III
Par Value	2100 19th Street
	Sarasota, FL 34234(1)	6,359,600	(1)	36	%(1)

Common Stock, No	Bagell, Josephs, Levine &
Par Value	Company, L.L.C.
	406 Lippincott Drive
	Suite J
	Marlton NJ 08053	6,000,000		15%

Common Stock, No	Abraham Uccello(1)
Par Value	384 Avenida Madera
	Sarasota, FL 34242	2,388,000	(1)	13.5	%(1)

Common Stock, No	Estate of Salvatore Uccello(1)(2)
Par Value	6527 Waterford Cr.
	Sarasota, FL 34238	716,400	(1)	4%

Common Stock, No	Roger P. Nelson
Par Value	14 Giovanni Dr.
	Waterford, CT 06385	796,000		4.5%

Totals for Class as a Whole		16,260,000		73%

(1)
Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. All of the shares described in the foregoing table are owned by GO! Agency, LLC, a Florida limited liability company whose address is 4744 Spinnaker Drive Bradenton, FL 34208. The individuals listed are the members of GO! Agency and the shares of common stock reflected for each person in the foregoing table reflect each such person’s percentage ownership of GO! Agency. Antonio F. Uccello, III, is the manager and the 51% owner of GO! Agency and, therefore, pursuant the terms of GO! Agency’s Operating Agreement, has the sole power, subject to his fiduciary duties to the other GO! Agency members, to vote, or dispose of or direct the disposition of all the shares of International Consolidated Companies, Inc.’s common stock beneficially owned by GO! Agency. Antonio F. Uccello, III, has control of us by virtue of his voting control of 7,960,000 shares of our common stock. Additionally, Antonio F. Uccello, III holds 2.3 million shares personally.

(2)	The Estate of Salvatore Uccello was established due to his passing in February of 2007.

SECURITY OWNERSHIP OF MANAGEMENT
The following tables set forth the security ownership as of December 31, 2008, by the Company’s management, and each of the foregoing as a group.

	Name and Address	Amount and Nature		Percent of
Title of Class	Of Beneficial Owner	Of Beneficial Owner		Class

Common Stock, No	Antonio F. Uccello, III(1)
Par Value	1350 Main St., #1501
	Sarasota, FL 34236	6,359,600	(1)	36	%(1)

Common Stock, No Par Value	Bagell, Josephs, Levine & Company, L.L.C.
406 Lippincott Drive
Suite J
	Marlton NJ 08053	6,000,000	(1)	15%

Common Stock, No	Evelyn P. Silva(2)
Par Value	3523 24th Parkway
Sarasota, FL 34235

Common Stock, No	Dennis D. Derr(3)
Par Value	1222 Sea Plume Way
	Sarasota, FL 34242	250,000		1.4%

Common Stock, No	Richard Dorfman (3)
Par Value	A1 Grand Prix, 1st Floor
192 Sloane Street
London, SW1X 9QX
	United Kingdom	73,529		*

Common Stock, No	Thomas Bachman (3)
Par Value	2960 S. McCall Road, Ste 210
	Englewood, FL 34224	—		—

Common Stock, No	Ronald D. Ciaravella (3)
Par Value	8191 N Tamiami Trail
	Sarasota, FL 34243	—		—

Totals for Class as a Whole		12,683,129		52.4%

(1)
Antonio F. Uccello, III is our Chairman of the Board of Directors, President, Chief Executive Officer, and Chief Financial Officer. See footnote (1) above in the section titled Security Ownership of Certain Beneficial Owners for information about the Company’s equity securities beneficially owned by Antonio F. Uccello, III. Additionally, Antonio F. Uccello, III holds 2.3 million shares personally.

(2)	Evelyn P. Silva was our Secretary.

(3)	Dennis D. Derr, Richard Dofrman, Thomas Bachman and Ronald D. Ciaravella are Directors.
As of December 31, 2008, the Company had no compensation plans in effect under which equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Other than as set forth in Item 7, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SK had or is to have a direct or indirect material interest.
None of the directors qualify as independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q/QSB:
2008: $120,000
2007: $50,000
2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.
2008: $4,800
2007: $3,450
3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
2008: $0
2007: $0
4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.
2008: $0
2007: $0
5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.

/s/ Antonio F. Uccello, III

Antonio F. Uccello, III, President, CEO
Date: April 15, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Neil I. Levine

Neil I. Levine, Interim CFO

Date: April 15, 2009