Form 10-Q
period 2009-03-31
International Consolidated Companies, Inc.
filed 2009-05-21
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-50742
INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	02-0555904

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2100 19TH STREET
Sarasota, FL 34234
(Address of Principal Executive Offices)

(941)-330-0336
(Issuer’s Telephone Number, including Area Code)
(Former Name or Former Address, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of May 20, 2009: 72,453,526
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated herein by reference.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

Pages

CONSOLIDATED FINANCIAL STATEMENTS:

Condensed consolidated balance sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (Unaudited)	5

Condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 (Unaudited)	6 - 7

Notes to condensed consolidated financial statements	8 - 20

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,085	$122
Accounts receivable, net	367,725	—

Total current assets	379,810	122

PROPERTY AND EQUIPMENT — net	1,078,743	—

OTHER ASSETS
Goodwill	4,073,116	—
Security	28,352	—
Miscellaneous Receivable	72,367	—
Intangible assets, net	12,493	—

	4,186,328	—

TOTAL ASSETS	$5,644,881	$122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$879,300	$—
Accounts payable and accrued expenses	1,777,063	127,511
Shareholders loans	337,360	—
Series B Convertible redeemable preferred stock, no par, 100,000,000 shares authorized for Series A and B, 2,500 shares issued series B	120,336	—

TOTAL CURRENT LIABILITIES	3,114,059	127,511

LONG TERM LIABILITIES
Series B Convertible redeemable preferred stock, no par, 100,000,000 shares authorized for Series A and B, 2,500 shares issued series B	1,019,664	—
Long-term debt, net of current portion	265,222	—

TOTAL LONG TERM LIABILITIES	1,284,886	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 100,000,000 shares authorized for series A and B and 1,000,000 issued Series A and outstanding at March 31, 2009 and December 31, 2008	50,000	50,000
Common stock, no par value, 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 70,453,526 and 38,253,526 shares issued and outstanding at March 31, 2009 and December 31, 2008	9,682,229	7,606,229
Additional paid-in capital	59,698	59,698
Retained (deficit)	(8,545,991)	(7,843,316)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,245,936	(127,389)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,644,881	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUE	$1,545,691	$—

COSTS OF GOODS SOLD	816,084	—

GROSS PROFIT	729,607	—

OPERATING EXPENSES
Professional fees and administrative payroll	673,305	2,720,327
General and administrative expenses	698,996	268,568
Depreciation and amortization	39,724	10,166

	1,412,025	2,999,061

LOSS BEFORE OTHER INCOME (EXPENSE)	(682,418)	(2,999,061)

OTHER INCOME (EXPENSE)
Interest income	—	8,000
Interest expense	(20,257)	—

	(20,257)	8,000

LOSS BEFORE INCOME TAXES	(702,675)	(2,991,061)
Provision for income taxes	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(702,675)	$(2,991,061)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	49,105,415	14,886,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(Unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(702,675)	$(2,991,061)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,724	10,166
Issuance of common stock for services	146,000	1,688,800
Issuance of common stock for compensation	405,000	873,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(139,292)	71
(Increase) decrease in prepaid expenses and other current assets	—	90,000

Increase (decrease) in accounts payable and accrued expenses	(66,841)	69,404

Total adjustments	384,591	2,731,441

Net cash used in operating activities	(318,084)	(259,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(147,787)	(4,578)
Issuance of common stock for cash	100,000	50,000
Increase (decrease) in liability for stock to be issued		200,000
Shareholders loans — related party	377,834	5,150

Net cash provided by financing activities	330,047	250,572

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,963	(9,048)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	122	9,048

CASH AND CASH EQUIVALENTS — END OF PERIOD	$12,085	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$20,257	$—

Cash paid during the year for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Common stock issued for compensation	$405,000	$873,000

Common stock issued for services	$146,000	$1,688,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

7

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION (CONTINUED):
Acquisition of 1.2.1 Direct Response: On February 13, 2009, the Company acquired 1.2.1 Direct Response and these balances:

Accounts receivable	$228,433.00
Receivable — other	151,658.00
Property and equipment, net	1,117,207.00
Miscellaneous Receivable	15,494.00
Intangible assets — net	13,753.00
Security deposit	28,352.00
Goodwill	4,073,111.00
Accounts payable and accrued expenses	(1,803,346.00)
Long term debt	(1,197,092.00)
Preferred stock liability current Series A redeemable preferred shares	(1,150,000.00)
Shareholder loans	(52,570.00)

Stock issued	$1,425,000.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

8

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION
The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated unaudited financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual condensed consolidated unaudited statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the December 31, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated unaudited financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.
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
MARCH 31, 2009 AND 2008
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
The Company and China Gene rescinded the agreement since the Company could not provide the $2,000,000 of financing. The historical financial statements of ICCI have been presented removing any activity of China Gene going back to March 31, 2008 due to the rescission.
On February 13, 2009 ICCI purchased all the shares of Telestar Marketing, Inc. (f/k/a Telestar Acquisition Corporation) a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). In exchange for 19,000,000 (twenty million) shares of the Company’s common stock valued by agreement at $.075 per share and $1.15 million of debt from 121DR for 2,500 shares of Company’s newly designated Series B Preferred Shares.
121 DR provides its services through four owned contact centers and a joint venture in the US. In addition, 121 DR has partnerships with providers in Guatemala and other Latin American countries, focused primarily on the Hispanic market in the US.
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
MARCH 31, 2009 AND 2008
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
Bad debt expense for the three month periods ended March 31, 2009 and 2008 was $ -0- and $ -0-, respectively.
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
MARCH 31, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures	5 years
Equipment	5 years
Trucks	3 years
Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $ 3,241 and $ -0- for the three month periods ended March 31, 2009 and 2008, respectively.
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
MARCH 31, 2009 AND 2008
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
MARCH 31, 2009 AND 2008
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
The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,
	2009	2008

Net (loss)	(702,675)	(2,991,061)

Weighted-average common shares outstanding Basic	49,105,415	14,886,042

Weighted-average common stock equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding Diluted	49,105,415	14,886,042

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
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
MARCH 31, 2009 AND 2008
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 3- GOING CONCERN
The Company incurred a loss for the current three-month period ended March 31, 2009 and has had recurring losses for years including and prior to December 31, 2008 and has an accumulated deficit account of $8,545,991 as well as negative working capital of $ 2,734,249. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These matters raise substantial doubt about the ability to continue as a going concern.
NOTE 4- ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Accounts receivable	$367,725	$—

Less allowance for doubtful accounts	—	—

Total accounts receivable, net	$367,725	$—

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 5- PROPERTY AND EQUIPMENT
Property and equipment consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Computer equipment	$121,349	$128,745

Equipment	981,809

Furniture and Fixtures	210,469	112,022

Leasehold improvements	42,973

Transportation Equipment	25,995	24,621

	1,382,595	265,388

Less: Accumulated Depreciation	(303,852)	(265,388)

Net Book Value	$1,078,743	$—

Depreciation expense for the three month periods ended March 31, 2009 and 2008 were $38,464 and $10,166, respectively.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
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
Additionally, the officers from time to time may advance money to the Company. The advances of $327,005 are interest free and due upon demand. The remaining $ 50,829 bears interest at 8% and is payable in monthly installments through October 11, 2011. At March 31, 2009, the balances were $377,834.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 7- LEASE OBLIGATION
The Company leases office space from a related party and others for various leases.
Minimum future lease payments are as follows:

Period ended March 31,

2010	$419,926
2011	89,756
2012	20,000

$529,682

Rent expenses for the three months ended March 31, 2009 and 2008 were $40,768 and 7,500, respectively.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 8- LONG-TERM DEBT
The company leases equipment with various interest range and due dates range. Long-term debt as of March 31, 2009 and December 31, 2008 consists of the following:

	2009	2008

Total debt	$1,144,522	$—

Less current portion	879,300	—

Long-term portion	$265,222	$—

The five year maturities are:

Amount

12/31/2009	$879,300
12/31/2010	165,007
12/31/2011	58,215
12/31/2012	42,000

Total debt	$1,144,522

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 9-PROVISION FOR INCOME TAXES
There was no provision for income taxes during the three months ended March 31, 2009 and 2008.
In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008

Deferred taxes due to net operating loss carry forward	$2,563,797	$2,352,995

Less: Valuation allowance	(2,563,797)	(2,352,995)

Net deferred tax asset	$—	$—

The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
NOTE 10- STOCKHOLDERS’ EQUITY
As of March 31, 2009 there were 100,000,000 shares of preferred stock A & B authorized.
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
MARCH 31, 2009 AND 2008
NOTE 10- STOCKHOLDERS’ EQUITY (CONTINUED)
Except as otherwise stated herein, there are no other rights, privileges, or preferences attendant or relating to in any way the Class A Preferred Stock, including by way of illustration but not limitation, those concerning dividend, ranking, conversion, other redemption, participation, or anti-dilution rights or preferences.
The Series B Shares have the following attributes:
•
Dividends of $41.40 per annum per share of Class B Preferred Stock shall accrue and be paid in equal monthly installments on the 1st day of each month, whether or not declared. The dividends shall be cumulative if not paid.

•
Each share of Class B Preferred Stock shall be convertible into shares of registered Common Stock determined by dividing the then effective conversion price, as adjusted, into the original issue price of the Class B Preferred Stock, at the option of the holder, at any time and from time to time. Holder shall effect conversions by providing the Company with a form of conversion notice. The initial conversion rate shall be 1-to-1.

•
The Company shall have the right to redeem the Class B Preferred Stock at the price of $460.00 per share, plus any unpaid dividends. All outstanding Shares will be redeemed no later than December 31, 2013.

The Company issued 2,500 shares of Preferred B on February 13, 2009 to liquidate debt.
The following is a list of the common stock transactions during the three months ended March 31, 2009:
The Company issued 5,900,000 shares of its common stock at a fair market value of $405,000 as compensation to employees and directors for services provided to the Company.
The Company issued 2,000,000 shares of its common stock at a fair market value of $125,000, for services provided to the Company.
The Company issued 300,000 shares of its common stock at a fair market value of $21,000, for consulting services provided to the Company.
The Company issued 5,000,000 shares of its common stock for $100,000 in cash.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 10- STOCKHOLDERS’ EQUITY (CONTINUED)
The Company issued 19,000,000 shares of its common stock at a fair market value of $1,425,000, for the acquisition of 121 Direct Response provided to the Company.
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
There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending March 31, 2009.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 11- RESTATEMENT
The company has restated the March 31, 2008 financial statements to account for the rescission of the China Gene transaction (See Note 1).
For 3/31/08

	Originally Filed	Restated
	For the quarter	For the quarter
	ended	ended
	March 31, 2008	March 31, 2008

Assets	$10,654,072	$654,564

Liabilities	6,702,131	342,545

Minority Interest	3,490,021	—

Stockholders’ Equity	461,920	312,019

Total Liabilities and Stockholders’ Equity	$10,654,072	$654,564

	Originally Filed	Restated
	For the quarter	For the quarter
	ended	ended
	March 31, 2008	March 31, 2008

OPERATING EXPENSES:	$2,991,160	$2,991,061

(LOSS) FROM OPERATIONS	(2,991,160)	(2,991,061)

NET (LOSS)	$(2,991,160)	$(2,991,061)

Net loss per share, basic and diluted	$(0.20)	$(0.20)

Weighted average number of shares outstanding, basic and diluted	14,886,042	14,886,042

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMELY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
NOTE 12- ACQUISTION
The company on February 13, 2009 acquired 121 Direct Response for 19,000,000 shares valued at $ 1,425,000.
121 Direct Response, Inc.
Effective February 13, 2009, the Company entered into a Definitive Agreement pursuant to which it acquired all the shares of Telestar Marketing, Inc. (f/k/a Telestar Acquisition Corporation) (a Pennsylvania Corporation) and Tele-Response Center, Inc. (a Tennessee Corporation) for 19,000,000 shares of the Company’s common stock. In addition, the Company exchanged $1.15 million of debt of 121 Direct Response, Inc. for 2,500 shares of the Company’s newly designated Series B Preferred Shares.
Because the acquisition of the above entities was consummated on February 13, 2009, there are limited results of operations of this company for the periods ended March 31, 2009 included in the accompanying condensed consolidated financial statements. The following table presents the unaudited pro forma condensed statement of operations for the three month periods ended March 31, 2009 and 2008 and reflects the results of operations of the Company as if the acquisition of 121 Direct Response, Inc. had been effective January 1, 2008.
The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	2009	2008

Net sales	$3,963,269	$4,257,982

Gross profit	$2,427,820	$2,121,242

Selling, general and administrative expenses	$800,937	$5,644,950

Net loss	$(420,783)	$(3,441,225)

Basic loss per share	$—	$—

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” relating to INTERNATIONAL CONSOLIDATED COMPANIES, Inc. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and the Company’s competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, or any of the other risks set out under the caption “Risk Factors” in our 10-K report for the year ended 2008 occur, actual outcomes and results could differ materially from those indicated in the forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
General
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion of forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption “Forward Looking Statements” which information is incorporated herein by reference.
The condensed consolidated interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosers normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosers are adequate to make the information presented not misleading. The results for the three months ended March 2009 may not be indicative of the results for the entire year.
These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

Plan of Operation and Discussion of Operations
The Company’s operations are presently carried out through its wholly-owned subsidiary, 121DR, Inc. (“121DR”).
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
The Company has purchased on February 13, 2009 all the shares of Telestar Marketing, Inc. (f/k/a Telestar Acquisition Corporation), a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). Consideration was 20,000,000 (Twenty Million) shares of the Company’s common stock valued by agreement between the parties at $.075 per share. Additionally, the Company has exchanged $1.15 Million of debt of 121DR for 2,500 shares of the Company’s newly designated Series B Preferred Shares.
121 DR provides its services through four owned contact centers and a joint venture in the US. In addition, 121 DR has partnerships with providers in Guatemala and other Latin American countries, focused primarily on the Hispanic market in the US.
The Company’s consolidated revenues increased to $1,545,691 as compared to the revenues of $0 from the March 31, 2008 quarter. The revenues reported are attributed to the acquisition of 121DR, which was consummated on February 13, 2009. The Company did not have any revenues for the quarter ended March 31, 2008. No meaningful comparison can be drawn from the amounts presented.
The Company’s gross profit for the three months ended March 31, 2009 of $729,607 as compared to the three months ended March 312, 2008 of $0 is attributed to the activity of the acquired subsidiary, 121DR. No meaningful comparison can be drawn from the amounts presented.

The Company incurred operating expenses of $1,412,025 for the three months ended March 31, 2009. The expenses consisted mainly of payroll and payroll related costs of $673,305, as well as general and administrative expenses of $698,996. Depreciation and amortization of $39,724 was incurred for the same time period. For the three months ended March 31, 2008, the Company incurred operating expenses of $2,999,061. The majority of these expenses consisted of payroll and payroll related costs of $2,720,327. All of these costs are associated with the parent company of ICCI, prior to the acquisition of 121DR. No meaningful comparison van be made from the amounts presented.
Loss before other income and expense was $682,418 for the three months ended March 31, 2009. The loss is attributed to the factors presented above. The loss before other income and expense for the three months ended March 31, 2008 was $2,999,061. This loss is attributed to the factors attributed above. No meaningful comparison can be made due to the acquisition of 121DR during the 2009 quarter.
The provision for taxes is valued at $0 and $0 for the three month periods ended March 31, 2009 and 2008, respectively, due to the uncertainty of the losses incurred prior to these time periods. A valuation allowance has been established in the full amount of the provision.
The net loss applicable to common shareholders was $702,675 and $2,991,061 for the three months ended March 31, 2009 and 2008, respectively. The losses are attributed to the factors presented above. No meaningful comparison can be made due to the acquisition of the 121DR during the three month period ended March 31, 2009.
Liquidity and capital Resources
The Company’s cash and equivalents at the end of the quarter ended March 31, 2009 was $12,085 as compared to the cash and cash equivalents of $122 at March 31, 2008.
Effective February 13, 2009, the Company entered into a Definitive Agreement pursuant to which it acquired all the shares of Telestar Marketing Inc, (f/k/a Telestar Acquisition Corporation) (a Pennsylvania Corporation) and Tele-Response Center, Inc. (a Tennessee Corporation) for 19,000,000 shares of the Company’s common stock. In addition, the Company exchanged $1.15 million of debt of 121 Direct Response, Inc. for 2,500 shares of the Company’s newly designated Series B Preferred Shares.
During the three months ended March 31, 2009, the Company had a net increase in cash of $11,963. The Company’s principal sources and uses of funds for the three months ended March 31, 2009 are as follows:
Cash flows from operating activities: The Company used $318,084 in operations for the three months ended March 31, 2009, an increase of $58,464 from the same time frame in 2008. The increase in primarily due to the issuance of common stock for services and compensation of $551,000 offset by the loss incurred of $702,675 and an increase in accounts receivable of $139,292.
Cash flows from financing activities: The Company had a net increase in cash flows from financing activities of $330,047 for the three months ended March 31, 2009. This is an increase of $79,475 for the same time period for 2008. The increase is attributed to shareholder loans of $327,005 and proceeds from issuance of common stock of $100,000 offset by the reduction of long-term debt of $96,958.
Off Balance Sheet Arrangements
During the three months ended March 31, 2009, we did not engage in any material off balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any entities.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not required for smaller reporting companies, and, if it were required, is not applicable to the Company’s present operations.
ITEM 4T CONTROLS AND PROCEDURES
(A) Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the (“Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of the period covered by this Form 10-Q. Due to the size of the Company and as a result of the implementation of the Company’s integrated financial reporting system, items of note are appropriately brought to the attention of the Company’s CEO for appropriate disclosure.
In addition, the Company’s Principal Executive Officer/Principal Financial Officer evaluated all changes in the Company’s internal controls over financial reporting that have occurred during the Company’s last fiscal quarter (which is the period covered by this Form 10-Q) and there have been changes in its internal controls during the Company’s last fiscal quarter, or from the date of their last evaluation, that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting. A new COO has been hired and an accounting firm has been hired to implement additional controls and procedures. The Company concluded that our internal controls over financial reporting are effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

PART II
OTHER INFORMATION
ITEM 6. Exhibits.
The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2009	INTERNATIONAL CONSOLIDATED COMPANIES, INC.
/s/ Antonio F. Uccello III
Antonio F. Uccello III
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended