Form 10-Q
period 2009-06-30
International Consolidated Companies, Inc.
filed 2009-08-19
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 0-50742
INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	02-0555904

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8191 Tamiami Trail, Suite C-6, Sarasota, FL 34243
(Address of principal executive offices)
(941) 330-0252
(Issuer’s telephone number)
2100 19th Street, Sarasota FL 34234
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of August 19, 2009, the number of common shares with no par value outstanding for the issuer was 117,953,526.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Operations — (Unaudited)	7

Condensed Consolidated Statements of Cash Flows — (Unaudited)	8-9

Notes to Condensed Consolidated Financial Statements	10-30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-36

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4 and 4T Controls and Procedures	34-35

PART II OTHER INFORMATION

Item 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

Pages
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed consolidated balance sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	6

Condensed consolidated statements of operations for the six and three months ended June 30, 2009 and 2008-Restated (Unaudited)	7

Condensed consolidated statements of cash flows for the six and three months ended June, 2009 and 2008-Restated (Unaudited)	8-9

Notes to condensed consolidated financial statements	10-30

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,129	$122
Accounts receivable, net	311,260
Due from financial institution	346,174	—

	677,563	122

PROPERTY AND EQUIPMENT — net	600,351	—

OTHER ASSETS
Goodwill	3,914,476	—
Other assets	70,523	—
Intangible assets, net	10,000	—
Shareholder loan receivable	198,000

	4,192,999	—

TOTAL ASSETS	$5,470,913	$122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,630,551	$127,511
Current portion of long term debt	215,723	—
Current portion of leases payable	138,668	—
Related party debt	102,570	—
Accrued expenses	427,455
Shareholder loan payable	286,331	—

	2,801,298	127,511

LONG TERM LIABILITIES
Long term debt, net of current portion	173,952	—
Leases payable, net of current portion	201,960	—

	375,912	—

TOTAL LIABILITIES	3,177,210	127,511

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized 117,953,526 and 38,253,526 shares issued and outstanding, respectively	10,672,229	7,606,229
Preferred stock series 100,000,000 shares authorized
Series A, 1,000,000 and 0 shares issued and outstanding, respectively	50,000	50,000
Series B, 2,500 and 0 shares issued and 2,413 and 0 outstanding, respectively	1,110,000	—
Additional paid-in capital	59,698	59,698
Retained earnings (deficit)	(9,598,224)	(7,843,316)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,293,703	(127,389)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,470,913	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
		Restated		Restated

REVENUE	$5,266,832	$—	$3,721,140	$—

COSTS OF GOODS SOLD	2,713,382	—	1,897,299	—

GROSS PROFIT	2,553,450	—	1,823,841	—

OPERATING EXPENSES
Stock issued for services and compensation	1,541,000	3,018,925	990,000	208,860
General and administrative expenses	2,512,283	219,505	1,717,044	40,675
Depreciation and amortization	108,948	20,332	69,224	10,166

	4,162,231	3,258,762	2,776,268	259,701

(LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,608,781)	(3,258,762)	(952,427)	(259,701)

OTHER INCOME (EXPENSE)
Other income	21,517	—	21,517	—
Interest and financing costs, net	(87,698)	16,008	(52,592)	—
Loss on disposal of assets	(43,233)		(43,233)	—

	(109,414)	16,000	(74,308)	8,000

(LOSS) BEFORE INCOME TAXES	(1,718,195)	(3,242,762)	(1,026,735)	(251,701)
Provision for income taxes	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,718,195)	$(3,242,762)	$(1,026,735)	$(251,701)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.20)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,602,145	16,186,088	73,964,515	17,432,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six months ended June 30,
	2009	2008
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,718,195)	$(3,242,762)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,948	20,263
Issuance of common stock for services	496,000	1,723,800
Issuance of common stock for compensation	1,045,000	873,000
Amortization of prepaid expenses	—	150,000
Loss on disposal of assets	43,234	—

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(82,827)	71
(Increase) decrease in due from financial institution	(346,174)	—
(Increase) decrease in other assets	124,981	—
Increase (decrease) in accounts payable and accrued expenses	211,192	37,882

Total adjustments	1,600,354	2,805,016

Net cash used in operating activities	(117,841)	(437,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in receivable-related party	—	(15,200)
Acquisition of property and equipment	(3,855)	—

Net cash used in investing activities	(3,855)	(15,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(40,345)	(4,578)
Proceeds on common stock to be issued	—	50,000
Issuance of common stock for cash	100,000	—
Redemption of preferred stock	(40,000)	—
Payments for Preferred Series B dividends	(36,713)	—
Increase in shareholder loans (net)	158,761	16,150
Liability for stock to be issued	—	383,750

Net cash used in financing activities	141,703	445,322

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,007	(7,624)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	122	9,048

CASH AND CASH EQUIVALENTS — END OF PERIOD	$20,129	$1,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$—

Cash paid during the year for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION (CONTINUED):

Acquisition of 121 Direct Response:

Accounts receivable	$228,433
Shareholder loan receivable	198,000
Taxes Receivable	151,658
Fixed assets -net	1,068,799
Miscellaneous receivable	15,494
Intangible assets -net	13,753
Security Deposit	28,352
Goodwill	3,914,476
Accounts Payable and accrued expense	(1,719,303)
Long term debt	(1,197,092)
Shareholder loan	(127,570)
Preferred stock liability	(1,150,000)

Total	$1,425,000

These amounts were carried over to February 13, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
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
The Company has purchased on February 13, 2009 all the shares of Telestar Acquisition Corporation, a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). Consideration was 20,000,000 (Twenty Million) shares of the Company’s common stock valued by agreement between the parties at $.075 per share. Additionally, the Company has exchanged $1.15 Million of debt of 121DR for 2,500 shares of the Company’s newly designated Series B Preferred Shares.
121 DR provides its services through four owned contact centers and a joint venture in the US. In addition, 121 DR has partnerships with providers in Guatemala and other Latin American countries, focused primarily on the Hispanic market in the US.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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
Revenue and Cost Recognition
There are four criteria that the Company must meet when determining when revenue is realized or realizable and earned. The Company has persuasive evidence of an arrangement existing; delivery has occurred or services rendered; the price is fixed or determinable; and collectability is reasonably assured.
Revenue is recognized as the services are rendered, and is generally based on the hours or minutes of work performed. Some client contracts have performance standards which can result in service penalties and other adjustments to monthly billings if the standards are not met. Any required adjustments to monthly billings are reflected in our revenue on an as-incurred basis.
Cost is recorded on the accrual basis as well, when the services are incurred rather than when payment is made.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at face value, net of the allowance for doubtful accounts of $-0- in each period. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions. Management sets allowances based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Due from Financial Institution
Telestar utilizes the services of a financial institution which purchases eligible sales invoices without recourse. Such receivables are considered to have been sold in accordance with FASB 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”
Provision for Bad Debt
Management’s policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.
Bad debt expense for the six months ended June 30, 2009 and 2008 was $ -0- in each period.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.
The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. At times during the year, such balances can exceed FDIC insured limits although no losses have been experienced by the Company as a result.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures	5 years
Equipment	5 years
Trucks	3 years
Capitalization Policy
Management capitalizes all leases with a bargain purchase option or a lease period of over 90% of management’s estimated useful lives of the related assets.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $27,476 and $ -0- for the six months ended June 30, 2009 and 2008, respectively.
Intangible Assets
Intangible assets consist of a covenant not to compete entered into during 2005, in connection with an acquisition. The covenant is being amortized over five years using the straight-line method. Amortization expense was $3,753 and $-0 for six month ended June, 2009 and 2008. Accumulated amortization as of June 30, 2009 and 2008 was $3,753 and $-0- respectively.
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
Goodwill
We have significant goodwill on our balance sheet, which resulted from the acquisition of 121 Direct Response. Goodwill is accounted for under the guidance provided by Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
To determine if there is potential goodwill impairment, SFAS 142 requires us to compare the fair value of our reporting unit to its carrying amount on an annual basis.
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
To determine the fair value of our reporting unit, we generally use a present value technique (forecasted discounted cash flow) corroborated by market multiples when available and as appropriate. If the fair value of our reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. As of June 30, 2009, our goodwill was not impaired.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation (Continued)
In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment.” FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations, or cash flows.
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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
The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,
	2009	2008
		(Restated)

Net (loss)	(1,718,195)	(3,242,762)

Weighted-average common shares outstanding
Basic	61,602,145	16,186,088

Weighted-average common stock equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares outstanding
Diluted	61,602,145	16,186,088

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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
NOTE 3- GOING CONCERN
The Company incurred a loss for the current three-month and six month periods ended June 30, 2009 and has had recurring losses for years including and prior to December 31, 2008 and has a retained deficit account of $9,598,224. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These matters raise substantial doubt about the ability to continue as a going concern.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 4- ACCOUNTS RECEIVABLE
Accounts receivable consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Accounts receivable	$311,260	$—
Less allowance for doubtful accounts	—	—

Total accounts receivable, net	$311,260	$—

NOTE 5- DUE FROM FINANCING INSTITUTION
Since July 2005, Telestar has entered into an Accounts Receivable Purchase Agreement to sell, without recourse or discount, all eligible receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the financial institution will deliver an initial advance (70% through July 2007 whereby agreement was amended to 80%) of the purchased invoices, and remit residual balances, less fees and advances, upon collection from customers. The agreement expires in August 2009.
During the six months ended June 30, 2009 and 2008, approximately $3,245,311 and $-0- of receivables have been sold under the terms of the agreement, respectively. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net and increase in Due from financial institution in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The amount due from the financial institution was $346,174 and $-0-at June 30, 2009 and 2008 respectively, and is shown within Current assets in the Condensed Consolidated Balance Sheets. The Company pays fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, were 76,462 and $-0- for the six months ended June 30, 2009 and 2008, respectively, and are included in Interest and Financing Costs in the Condensed Consolidated Statements of Operations.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 6- CONCENTRATIONS OF CREDIT RISK

The Company believes that there is no significant risk with respect to cash deposits. For the six months ended June 30, 2009 and 2008, the Company had sales to a customer who individually accounted for 10% or more of the Company’s total sales for the year. The sales to this customer were approximately 61.6% and -0-% of the total sales for 2009 and 2008, respectively.

NOTE 7- PROPERTY AND EQUIPMENT
Property and equipment consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Computer equipment	$180,669	$128,745

Equipment	132,375	—

Furniture and Fixtures	212,626	112,022

Leasehold improvements	43,134	—

Transportation Equipment	26,117	24,621

	594,921	265,388

Less: Accumulated Depreciation	(339,141)	(265,388)

Net Book Value	$255,780	$—

Depreciation expense for the six months ended June, 2009 and 2008 was $105,194 and $-0-, respectively.

The Company leases certain computer systems and equipment to conduct its operations. These leases expire during the next three years. The leases provide that the company may purchase the systems and equipment at the end of the lease for a minimum buy-out option. All of these leases are classified as capital leases.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 7- PROPERTY AND EQUIPMENT (CONTINUED)
Capital lease equipment consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Capital lease equipment	$376,012	$—

Less: Accumulated Depreciation	(31,441)	—

Net Book Value	$344,571	$—

In June 2009, the Company resolved the matter with Siemens to return a computer system acquired in 2007 and terminated the related promissory note. This resulted in a loss on disposal of $43,233.
NOTE 8- LEASE OBLIGATION
The Company leases office space from a third-party, and others for various leases.
Minimum future lease payments are as follows:

Period ended June 30:

2010	$230,602
2011	156,279
2012	27,500

$414,381

Rent expenses for the periods ended June 30, 2009 and 2008 were $192,712 and 7,500, respectively.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 9- LONG-TERM DEBT

	June 30,	December 31,
	2009	2008
Asset Purchase Agreement debt; interest at 10%. The loan was due in full by December 31, 2006, secured by first lien on certain listed fixed assets; currently in arrears.	$61,261	$—

Note Payable, in arrears.	75,000	—

Legal settlement payable due in payments of $3,500 per month through December 2012.	171,500	—

Note Payable; interest at 6%; due in monthly installments of $2,500 due in 2009.	4,983	—

Note payable; interest at 9%; monthly installments of $6,221; personally guaranteed by the stockholder.	76,931	—

	$389,675	$—

Principal payments on the notes payable for the next five years are as follows:

Year ending December 31,:
2009	$215,723
2010	89,952
2011	42,000
2012	42,000

$389,675

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 10- RELATED PARTY DEBT

	June 30,	December 31,
	2009	2008
Short term loan to officer/stockholder; interest at 5%; unsecured.	$50,000	$—

Note payable to officer; interest at 6%; repayments of $720 per month, through September 2011; unsecured.	23,580	—

Note payable to officer/stockholder; interest at 6%; repayments of $878 per month, through September 2011; unsecured.	28,990	—

	$102,570	$—

NOTE 11- SHAREHOLDER LOAN RECEIVABLE

There is currently a loan from the former stockholder of 121 Direct Response included on the balance sheet as of June 30, 2009. This amount has been included in other assets since management is currently working on an agreement to convert this loan into a note and no terms have been established. The balance is $198,000 as of June 30, 2009.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 12- CAPITAL LEASES PAYABLE

	June 30,	December 31,
	2009	2008

Equipment lease payable; interest at 8.5%; payments are $10,133 per month through November 2010.	$166,681	$—

Equipment lease payable; interest at 8.5%; payments are $884 per month through November 2009.	4,326	—

Equipment lease payable; interest at 15.6%; payments are $988 per month through April 2011.	17,648	—

Equipment lease payable; interest at 18.4%; payments are $889 per month through October 2009.	3,658	—

Equipment lease payable; interest at 24.0%; payments are $67 per month through October 2009.	187	—

Equipment lease payable; payments are $1,340 per month through November 2010.	20,734	—

Equipment lease payable; payments are $1,249 per month through December 2009.	21,323	—

Equipment lease payable; payments are $1,219 per month through December 2009.	8,530	—

Equipment lease payable; payments are $1,117 per month through November 2010.	19,987	—

Equipment lease payable; payments are $539 per month through July 2011.	15,410	—

Equipment lease payable; payments are $740 per month through February 2010.	7,084	—

Equipment lease payable; payments are $1,001 per month through January 2009.	1,322	—

Equipment lease payable; payments are $2,118 per month through April 2011.	53,738	—

	$340,628	$—

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 12- CAPITAL LEASES PAYABLE (CONTINUED)
Principal payments on the capital leases payable for the next five years are as follows:

Year ending December 31,:

2009	$138,668
2010	179,000
2011	22,960

$340,628

NOTE 13- PROVISION FOR INCOME TAXES

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were immaterial at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

Deferred taxes due to net operating loss carry forward	$2,563,797	$2,352,995

Less: Valuation allowance	(2,563,797)	(2,352,995)

Net deferred tax asset	$—	$—

The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 14- STOCKHOLDERS’ EQUITY
As of June 30, 2009 there were 100,000,000 shares of preferred stock A & B authorized.

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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 14- STOCKHOLDERS’ EQUITY (CONTINUED)
For the quarter ended March 31, 2008
The Company issued 236,111 shares of its common stock for $250,000 in cash.
The Company issued 2,100,000 shares of its common stock at a fair market value of $873,000, as compensation for an employee’s for services provided to the Company.
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
For the quarter ended March 31, 2009
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
The Company issued 19 million shares of its common stock for the purchase of 121 Direct Response valued at $1,425,000.
The Company issued 5 million shares of its common stock as a Private Placement Memorandum for $100,000 cash received.
The Company issued 2,500 shares of Preferred B to liquidate debt.
The Company redeemed 22 shares of Preferred Series B stock for $10,000.
The Company paid $11,213 for dividends on Series B Preferred shares.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 14- STOCKHOLDERS’ EQUITY (CONTINUED)
For the quarter ended June 30, 2009
The Company issued 31,000,000 shares of its common stock at a fair market value of $640,000 as compensation to employees and directors for services provided to the Company.
The Company issued 16,500,000 shares of its common stock at a fair market value of $350,000, for services provided to the Company.
There were no options or warrants granted during the period beginning on January 28, 2002 (inception) ending June 30, 2009.
The Company redeemed 65 shares of Preferred Series B stock for $30,000.
The Company paid $25,500 in dividends for Series B Preferred Shares.
NOTE 15- ACQUISITION
The company on February 13, 2009 acquired 121 Direct Response for 19,000,000 shares valued at $1,425,000. The following was recorded:

Accounts receivable	$228,433
Shareholder loan receivable	198,000
Receivable -other	151,658
Fixed assets -net	1,068,799
Receivable -other	15,494
Intangible assets -net	13,753
Security Deposit	28,352
Goodwill	3,914,476
Accounts payable and accrued expenses	(1,719,303)
Long term debt	(1,197,092)
Officers loans	(127,570)
Preferred stock	(1,150,000)

Total	$1,425,000

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 15- ACQUISITION (CONTINUED)
121 Direct Response, Inc.

Effective February 13, 2009, the Company entered into a Definitive Agreement pursuant to which it acquired all the shares of Telestar Acquisition Corporation (a Pennsylvania Corporation) and Tele-Response Center, Inc. (a Tennessee Corporation) for 20,000,000 shares of the Company’s common stock. In addition, the Company exchanged $1.15 million of debt of 121 Direct Response, Inc. for 2,500 shares of the Company’s newly designated Series B Preferred Shares.

Because the acquisition of the above entities was consummated on February 13, 2009, there are limited results of operations of this company for the periods ended March 31, 2009 included in the accompanying condensed consolidated financial statements. The following table presents the unaudited pro forma condensed statement of operations for the three month and six month periods ended June 30, 2009 and 2008 and reflects the results of operations of the Company as if the acquisition of 121 Direct Response, Inc. had been effective January 1, 2008.

The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$7,684,409	$10,459,369	$3,721,140	$6,201,387

Gross profit	$4,251,661	$5,696,151	$1,823,841	$3,574,909

Selling, general and administrative expenses	$3,627,605	$9,697,633	$2,826,668	$4,052,683

Net loss	$(1,473,018)	$(3,982,624)	$(1,052,235)	$(541,399)

Basic loss per share	$(0.02)	$(0.25)	$(0.01)	$(0.03)

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 16- RESTATEMENT
The company has restated the June 30, 2008 financial statements to account for the rescission of the China Gene transaction (See Note 1).

	Originally Filed	Restated
	For the quarter	For the quarter
	ended	ended
For 6/30/08	June 30, 2008	June 30, 2008

Assets	$11,465,266	$654,564

Liabilities	7,106,980	342,545
Minority Interest	3,702,590	—
Stockholders’ Equity	655,696	312,019

Total Liabilities and Stockholders’ Equity	$11,465,266	$654,564

	Originally Filed	Restated
	For the quarter	For the quarter
	ended	ended
	June 30, 2008	June 30, 2008

GROSS PROFIT (LOSS)	$1,036,418	$—
OPERATING EXPENSES:	3,588,578	3,258,762

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(2,552,160)	(3,258,762)

OTHER INCOME (EXPENSE)	65,322	16,000
Provision for income taxes	(287,163)	—
Minority interest	(154,155)	—
NET (LOSS)	$(2,928,156)	$(3,242,762)

Net loss per share, basic and diluted	$(0.18)	$(0.20)

Weighted average number of shares outstanding, basic and diluted	16,186,088	16,186,088

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
NOTE 17- FAIR VALUE

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs — Instruments with primarily unobservable value drivers.
The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.
Fair Value Measurements on a Recurring Basis as of June 30, 2009:

Assets	Level I	Level II	Level III	Total

Cash	$20,129	$—	$—	$20,129

Total Assets	$20,129	$—	$—	$20,129

Total Liabilities	$—	$—	$—	$—

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

NOTE 18- SHAREHOLDER & LOAN PAYABLE

Item 2. Management’s Discussion and Analysis or Plan of Operation.
THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.
THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND THE COMPANY’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET AND ECONOMIC CONDITIONS.
RESULTS OF OPERATIONS
International Consolidated Companies, Inc (the “Company”) currently operates two wholly owned subsidiaries under the trade name “121 Direct Response” (“121 DR”). 121 DR is enaged in Business Process Outsourcing (BPO) to Fortune 500 Companies, regional and national charities, Non-Profit Organizations and direct-to-consumer marketers. 121 DR has contact centers in four locations in the United States, plus partnership agreements with a Spanish based contact center group with facilities in Guatemala, El Salvador, Costa Rica and Peru. The Company provides outbound and inbound contact center services and BPO services including mailings, market research and direct response services.
The Company incorporated on January 28, 2002 as a Florida corporation. On March 31, 2008, Grow Ease International Ltd., a wholly owned subsidiary of the Company entered into a share exchange agreement with Aim Sky Ltd., a BVI corporation, to acquire 100% of the Common Stock of Aim Sky in exchange for 42,500 shares of Grow Ease’s Series A Preferred Shares. The Series A Preferred Shares are convertible into 42,500 common shares of Grow Ease upon the occurrence of certain corporate events including a spin off or public offering of Aim Sky. The Company was required to provide up to $2,000,000 in financing for the acquired business. Due to the collapse of the credit markets this financing was not achieved. Aim Sky Ltd., is the owner of 100% of China Genetic Ltd, which in turn owns 57% of Shanghai Huaxin High Biotechnology Inc., a Chinese company located in Shanghai, China, with rights to vote 100%, and an option to purchase, the shares of Sichuan Kelun Bio-Tech Pharmaceutical Co., Ltd., a Chinese company located in Chengdu, China. This share exchange was accounted as an acquisition under the purchase method of accounting. The Company acquired net assets of $5,036,732 in the exchange. The fair value reduced by the same amount because of negative goodwill obtained in the purchase. On September 30, 2008, the Company agreed with China Gene Ltd, to rescind their previous agreement for Grow Ease International, a wholly owned subsidiary of the Company, to acquire Aim Sky Ltd, the owner of China Gene and its subsidiary companies. Grow Ease rescinded the acquisition of Aim Sky Ltd. The Company and China Gene rescinded the agreement since the Company could not provide the $2,000,000 of financing. Due to the rescission, the Company has removed all activity relating to the China Gene transaction from its historical financial statements.

On February 13, 2009 the Company purchased all of the shares of Telestar Acquisition Corporation, a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). Consideration was 19,000,000 (Nineteen Million) shares of the Company’s common stock valued by agreement at $.075 per share. Additionally, the Company has exchanged $1.15 Million of 121DR debt for 2,500 shares of the Company’s newly issued Series B Preferred Shares.
Our quarterly income statement and balance sheet reflect the consolidated revenue and income from the aforementioned acquisitions.

The following table sets forth certain of our summary selected unaudited operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein.

	Six Months Ended June 30
	2009	2008

Revenue	5,266,832	—

Cost of Goods Sold	2,713,382	—

Gross Profit	2,553,450	—

Total Operating Expenses	4,162,231	3,258,762

Net (Loss) Before Other Income (Expense)	1,608,781	(3,258,762)
Total Other Income (Expense)	(109,414)	16,000

Net (Loss) Before Provision For Income Taxes	(1,718,195)	(3,242,762)

Net (Loss) Applicable To Common Shares	$(1,718,195)	$(3,242,762)
Net (Loss) Per Basic and Diluted Shares	$(0.03)	$(0.20)
Weighted Average Number of Common Shares Outstanding	61,602,145	16,186,088

For the six months ended June 30, 2009, the Company had Total Revenue of $5,266,832, Cost of Goods Sold of $2,713,382 , Gross Profit of $ 2,553,450, Total Operating Expenses of $4,162,231, Net Loss before Other Income of $(1,608,781), Total Other Expense of ($109,414), Net Loss before Provision For Income Taxes of ($1,718,195), Provision for Income Taxes of $-0-, Net Loss applicable to Common Shares of ($1,718,195) and Net Loss Per Basic and Diluted Shares of ($0.03) based on 61,602,145 Weighted Average Number Of Common Shares Outstanding.
For the six months ended June 30, 2008, the Company had Total Revenue, Cost of Goods Sold, and Gross Profit of $-0-, Total Operating Expenses of $3,258,762, Net Loss Before Other Income of ($3,258,762), Total Other Income of $16,000, Net Loss Before Provision For Income Taxes of ($3,242,762), a Provision For Income Taxes of $-0-, Net Loss Applicable to Common Shares of ($3,242,762) and Net Loss per Basic and Diluted Shares of ($0.20) based on 16,186,088 Weighted Average Number of Common Shares Outstanding.
Revenue increased $5,266,832 from the same period last year. Cost of goods increased $2,713,382 from the same period last year. Total operating expenses increased $903,469 from the same period last year. Net (Loss) before other Income (Expense) decreased $1,649,781 from the same period last year. Total Other Income (Expense) increased ($125,414) from the same period last year. Net (Loss) Before Provision for Income Taxes decreased $1,524,567 from the same period last year. The Provision for Income Taxes remained the same from the same period last year. Net (Loss) Applicable to Common Shares decreased $ 1,524,567 from the same period last year and Net (Loss) per Basic and Diluted Shares increased $0.17 from the same period last year.

	Three Months Ended June 30
	2009	2008

Revenues	$3,721,140	—

Cost of Goods Sold	$1,897,299	—

Gross profit	$1,823,841	—

Total Operating Expenses	$2,776,268	(259,701)

Net (Loss) Before Other Income (Expense)	(952,427)	(259,701)
Total Other Income (Expense)	(74,308)	8,000

Net (Loss) Before Provision For Income Taxes	(1,026,735)	(251,701)
Provision For Income Taxes	-0-	-0-

Net (Loss) Applicable To Common Shares	$(1,026,735)	$(251,701)
Net (Loss) Per Basic And Diluted Shares	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	73,964,515	17,432,660

For the three months ended June 30, 2009, the Company had Total Revenue of $3,721,140, Cost of Goods Sold of $ 1,897,299 , Gross Profit of $ 1,823,841, Total Operating Expenses of $2,776,268, Net loss before Other Income of $(952,427), Total Other Expense of ($74,308), Net Loss Before Provision For Income Taxes of ($1,026,735), Provision For Income Taxes of $-0-, Net Loss Applicable To Common Shares of ($1,026,735) and Net Loss Per Basic and Diluted Shares of ($0.01) based on 73,964,515 Weighted Average Number Of Common Shares Outstanding.
For the three months ended June 30, 2008, the Company had Total Revenue of $-0-, Cost of Goods Sold of $-0- , Gross Loss of $-0-, Total Operating Expenses of $ 259,701, Net Loss Before Other Income of ($259,701), Total Other Income of $8,000, Net Loss Before Provision For Income Taxes of ($251,701), a Provision For Income Taxes of $-0-, Net Loss Applicable To Common Shares of ($251,701) and Net Loss Per Basic and Diluted Shares of ($0.01) based on 17,432,660 Weighted Average Number of Common Shares Outstanding.
Revenue increased $3,721,140 and Cost of Goods increased $1,897,299 from the same period last year, respectively. Total Operating Expenses increased $2,516,567 from the same period last year. Net (Loss) before other Income (Expense) decreased $692,726 from the same period last year. Total Other Income (Expense) decreased $82,308 from the same period last year. Net (Loss) Before Provision For Income Taxes increased $775,034 from the same period last year. The Provision for Income Taxes remained the same from the same period last year. Net (Loss) Applicable to Common Shares increased $775,034 from the same period last year. Net (Loss) Per Basic and Diluted Shares was the same from period last year.
MANAGEMENT’S DISCUSSION
The Company attributes the increase in Revenue, Gross Profit, Net Loss before Other Income, Net Loss before Provision for Income Tax, Net Income Applicable to Common Shares and Net Income per Basic and Diluted Shares primarily to acquiring 121DR.
The Company attributes the increase in Cost of Goods Sold to acquiring 121DR.
The Company attributes the increase in Total Operating Expenses to issuance of stock for services and non-recurring 121DR acquisition expenses.
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
The Company does not have a standing nominating committee. The six members of the Board of Directors participate in the consideration of director nominees.
The Company attributes the $0 in the Provision for Income Taxes to net loss incurred during the periods.

The Company will require significant capital to implement both its short term and long term business strategies. However, there can be no assurance that such additional capital will be available or, if available, that the terms will be favorable to the Company. The absence of significant additional capital whether raised through a public or private offering or through other means, including either private debt or equity financings, will have a material adverse effect on the Company’s operations and prospects.
The Company’s operations have consumed, and will continue to consume, substantial amounts of capital which, up until now, have been largely financed internally through cash flows from loans from related parties, and private investors. The Company expects capital needs and operating expenditures to increase. The Company believes it will be able to attract additional capital through private investors, cash reserves, and cash flows from operations will be adequate to fund its operations through the end of calendar year 2009, there can be no assurance that such sources will, in fact, be adequate or that additional funds will not be required either during or after such period. No assurance can be given that additional financing will be available or that, if available, it will be on terms favorable to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations significantly or discontinue its operations. The Company’s capital requirements are dependent upon many factors including, but not limited to, the rate at which it develops and introduces its products and services, the market acceptance and competitive position of such products and services, the level of promotion and advertising required to market such products and services and attain a competitive position in the marketplace, and the response of competitors to its products and services.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On June 24, 2009, a claim filed in the U.S. District Court for the Eastern District of New York alleging that the Company owed certain amounts pursuant to a consulting arrangement. The Company has tentatively settled the claim for $30,000 in cash, payable over three months, and five million shares of our common stock, subject to the execution and delivery of a binding settlement and release agreement.
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
The Company filed no Reports on Form 8-K for the quarter ended June 30, 2008. INSERT 8K’s
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC. (Registrant)
Date August 19, 2009	/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer Chairman of the Board