Form 10-Q
period 2009-09-30
International Consolidated Companies, Inc.
filed 2009-11-18
CIK 1277859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 16, 2009, the number of common shares with no par value outstanding for the issuer was 128,323,091.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	6

Condensed Consolidated Statements of Operations — (Unaudited)	7

Condensed Consolidated Statements of Cash Flows — (Unaudited)	8-9

Notes to Condensed Consolidated Financial Statements	10-29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-35

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4 and 4T Controls and Procedures	34-35

PART II OTHER INFORMATION

Item 6. Exhibits	36

Signatures	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

Pages
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed consolidated balance sheets as of September 30, 2009 (Unaudited) and December 31, 2008	6

Condensed consolidated statements of operations for the nine and three months ended September 30, 2009 and 2008- (Unaudited)	7

Condensed consolidated statements of cash flows for the nine and three months ended September 30, 2009 and 2008- (Unaudited)	8-9

Notes to condensed consolidated financial statements	10-29

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192,908	$122
Accounts receivable, net	175,479	—
Prepaid consulting fees	137,500	—
Due from financial institution	464,181	—

	970,068	122

PROPERTY AND EQUIPMENT — net	547,960	—

OTHER ASSETS
Goodwill	3,914,476	—
Other assets	61,337	—
Intangible assets, net	7,480	—
Shareholder loan receivable	264,171	—

	4,247,464	—

TOTAL ASSETS	$5,765,492	$122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,333,979	$127,511
Current portion of long term debt	388,858	—
Current portion of leases payable	208,214	—
Related party debt	84,433	—
Accrued expenses	474,713	—
Shareholder loan payable	229,041	—

	2,719,238	127,511

LONG TERM LIABILITIES
Long term debt, net of current portion	90,800	—
Leases payable, net of current portion	67,710	—

	158,510	—

TOTAL LIABILITIES	2,877,748	127,511

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, 500,000,000 shares authorized 126,823,091 and 38,253,526 shares issued and outstanding, respectively	10,978,326	7,606,229
Preferred stock series 100,000,000 shares authorized
Series A, 1,000,000 and 0 shares issued and outstanding, respectively	50,000	50,000
Series B, 2,500 and 0 shares issued and 2,348 and 0 outstanding, respectively	1,080,000	—
Additional paid-in capital	59,698	59,698
Retained earnings (deficit)	(9,280,280)	(7,843,316)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,887,744	(127,389)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,765,492	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008

REVENUE	$10,729,575	$—	$5,462,743	$—

COSTS OF GOODS SOLD	6,007,626	—	3,294,244	—

GROSS PROFIT	4,721,949	—	2,168,499	—

OPERATING EXPENSES
Stock issued for services and compensation	1,709,587	3,447,681	168,587	379,556
General and administrative expenses	3,990,772	177,760	1,478,489	37,454
Depreciation and amortization	170,761	30.498	61,813	10,166

	5,871,120	3,685,939	1,708,889	427,176

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,149,171)	(3,685,939)	459,610	(427,176)

OTHER INCOME (EXPENSE)
Other income	13,810	—	(7,707)	8,000
Interest and financing costs, net	(200,277)	24,000	(112,579)	—
Loss on disposal of assets	(43,233)	—	—	—

	(229,700)	24,000	(120,286)	8,000

INCOME (LOSS) BEFORE INCOME TAXES	(1,378,871)	(3,661,939)	339,324	(419,176)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,378,871)	$(3,661,939)	$339,324	$(419,176)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.02)	$(0.21)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,439,859	17,151,547	119,571,233	18,862,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,378,871)	$(3,661,939)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	170,761	30,498
Issuance of common stock for services	622,097	1,992,800
Issuance of common stock for compensation	1,075,000	908,000
Amortization of prepaid expenses	12,500	150,000
Loss on disposal of assets	43,234	—
Bad Debt Expense	—	875
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	52,954	71
(Increase) decrease in due from financial institution	(464,181)	—
(Increase) decrease in other assets	134,167	—
Increase (decrease) in accounts payable and accrued expenses	(82,611)	83,854

Total adjustments	1,563,921	3,166,098

Net cash provided by (used in) operating activities	185,050	(495,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in receivable-related party	(66,171)	(23,200)
Acquisition of property and equipment	(3,855)	(426)

Net cash used in investing activities	(70,026)	(23,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(123,186)	(4,578)
Proceeds on common stock to be issued	—	533,750
Issuance of common stock for cash	100,000	—
Redemption of preferred stock	(70,000)	—
Payments for Preferred Series B dividends	(58,093)	—
Increase in shareholder loans (net)	229,041	—
Liability for stock to be issued	—	—

Net cash provided by financing activities	77,762	529,172

NET INCREASE IN CASH AND CASH EQUIVALENTS	192,786	9,705

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	122	9,048

CASH AND CASH EQUIVALENTS — END OF PERIOD	$192,908	$18,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,920	$—

Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION
On February 13, 2009, the Company purchased all of the shares of Telestar Acquisition Corporation, a Pennsylvania Corporation and Tele-Response Center, Inc., a Tennessee Corporation (collectively hereinafter “121DR”). Consideration was 20,000,000 (Twenty Million) shares of the Company’s common stock valued by agreement between the parties at $.075 per share. Additionally, the Company has exchanged $1.15 Million of debt of 121DR for 2,500 shares of the Company’s newly designated Series B Preferred Shares.
121 DR is engaged in Business Process Outsourcing (BPO) to Fortune 500 Companies, regional and national charities, Non-Profit Organizations and direct-to-consumer marketers. 121 DR has contact centers in four locations in the United States, plus partnership agreements with a Spanish based contact center group with facilities in Guatemala, El Salvador, Costa Rica and Peru. The Company provides outbound and inbound contact center services and BPO services including mailings, market research and direct response services.
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
A full History of the Company’s operations can be found in the Company’s Form 10-K dated December 31, 2008.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are presented at face value, net of the allowance for doubtful accounts of -0- and $875 as of September 30, 2009 and December 31, 2008, respectively. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on current economic conditions. Management sets allowances based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Due from Financial Institution
Telestar utilizes the services of a financial institution which purchases eligible sales invoices without recourse. Such receivables are considered to have been sold in accordance with ASC 860-10-15 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”
Provision for Bad Debt
Management’s policy is to vigorously attempt to collect its receivables monthly. The Company estimated the amount of the allowance necessary based on a review of the aged receivables from the major customer. Management additionally instituted a policy for recording the recovery of the allowance if any in the period where it is recovered.
Bad debt expense for the nine months ended September 30, 2009 and 2008 was $ -0- and $875, respectively.
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
SEPTEMBER 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising
Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $39,218 and $ -0- for the nine months ended September 30, 2009 and 2008, respectively.
Intangible Assets
Intangible assets consist of a covenant not to compete entered into during 2005, in connection with an acquisition. The covenant is being amortized over five years using the straight-line method. Amortization expense was $7,450 and $-0 for the nine months ended September 30, 2009 and 2008, respectively. Accumulated amortization as of September 30, 2009 and 2008 was $42,250 and $-0- respectively.
Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820-10-15 “Fair Value Measurements” (“ASC 820”). ASC 820 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.
Effective this quarter, we implemented ASC 820-10-15, Fair Value Measurements, or ASC 820, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of ASC 820 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Goodwill
We have significant goodwill on our balance sheet, which resulted from the acquisition of 121 Direct Response. Goodwill is accounted for under the guidance provided by ASC 350-10-05, “Goodwill and Other Intangible Assets” (“ASC 350”).
To determine if there is potential goodwill impairment, ASC 350 requires us to compare the fair value of our reporting unit to its carrying amount on an annual basis.
Stock-Based Compensation
The Company provides the disclosure requirements of ASC 718-10-10, “Accounting for Stock-Based Compensation” (“ASC 718”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of ASC 718 and has adopted the enhanced disclosure provisions of ASC 505-10-10 “Accounting for Stock-Based Compensation- Transition and Disclosure.
To determine the fair value of our reporting unit, we generally use a present value technique (forecasted discounted cash flow) corroborated by market multiples when available and as appropriate. If the fair value of our reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. As of September 30, 2009, our goodwill was not impaired.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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
The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50-30, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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
Income (Loss) per Share of Common Stock
Historical net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective July 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.
Effective January 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.
Effective July 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 3- GOING CONCERN
The Company reported a profit for the current three-month period. However, the Company incurred a loss for the nine month period ended September 30, 2009 and has had recurring losses for years including and prior to December 31, 2008 and has a retained deficit account of $9,280,280. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can initiate new operations and raise the appropriate funds to continue in its pursuit of a reverse merger or similar transaction. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These matters raise substantial doubt about the ability to continue as a going concern.
NOTE 4- DUE FROM FINANCIAL INSTITUTION
Since July 2005, Telestar has entered into an Accounts Receivable Purchase Agreement to sell, without recourse or discount, all eligible receivables to an unrelated third-party financial institution. Under the terms of the factoring agreement, the financial institution will deliver an initial advance (70% through July 2007 whereby agreement was amended to 80%) of the purchased invoices, and remit residual balances, less fees and advances, upon collection from customers. The Company is negotiating a renewal of the agreement with its lender.
During the nine months ended September 30, 2009 and 2008, approximately $8,722,037 and $-0- of receivables have been sold under the terms of the agreement, respectively. The sale of these receivables accelerated the collection of the Company’s cash, reduced credit exposure and lowered the Company’s net borrowing costs. Such sales of accounts receivable are reflected as a reduction of Accounts receivable, net and increase in Due from financial institution in the Condensed Consolidated Balance Sheets as they meet the applicable criteria of ASC 860-10-15, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“ASC 860”). The amount due from the financial institution was $464,181 and $-0-at September 30, 2009 and December 31, 2008, respectively, and is shown within Current assets in the Condensed Consolidated Balance Sheets. The Company pays fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees, which are considered to be primarily related to the Company’s financing activities, were $195,357 and $-0- for the nine months ended September 30, 2009 and 2008, respectively, and are included in Interest and Financing Costs in the Condensed Consolidated Statements of Operations.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 5- CONCENTRATIONS OF CREDIT RISK
The Company believes that there is no significant risk with respect to cash deposits. For the nine months ended September 30, 2009, the Company had sales to a customer who individually accounted for approximately 62% of the Company’s total sales for the period.
NOTE 6- PROPERTY AND EQUIPMENT
Property and equipment consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Computer equipment	$647,149	$128,745

Equipment	507,647	—

Furniture and Fixtures	294,904	112,022

Leasehold improvements	51,983	—

Transportation Equipment	29,620	24,621

	1,531,303	265,388

Less: Accumulated Depreciation	(1,229,405)	(265,388)

Net Book Value	$301,898	$—

Depreciation expense for the nine months ended September 30, 2009 and the year ended December 31, 2008 was $170,761 and $0, respectively.
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

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 6- PROPERTY AND EQUIPMENT (CONTINUED)
Capital lease equipment consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Capital lease equipment	$467,123	$—

Less: Accumulated Depreciation	(221,061)	—

Net Book Value	$246,062	$—

In June 2009, the Company resolved the matter with Siemens to return a computer system acquired in 2007 and terminated the related promissory note. This resulted in a loss on disposal of $43,233.
NOTE 7- LEASE OBLIGATION
The Company leases office space from a third-party, and others for various leases. In September 2009, the Company extended its lease on its office space located in Philadelphia, PA to April 2015. Monthly payments under the new lease are $15,188. On October 20, 2009, the Company negotiated a two-month extension of its lease for the premises located in Media, PA. In addition, the Company entered into a Note Agreement whereby it will pay past due rent of $124,475.00 over a 13-month period beginning January 1, 2010.
Minimum future lease payments are as follows:

Period ended September 30:

2010	$225,755
2011	182,255
2012	182,555
2103	182,555
2014	182,555
Thereafter	292,077

$1,246,854

Rent expense for the periods ended September 30, 2009 and 2008 were $327,171 and $7,500, respectively.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 8- LONG-TERM DEBT

	September 30,	December 31,
	2009	2008
Asset Purchase Agreement debt; interest at 10%. The loan was due in full by December 31, 2006, secured by first lien on certain listed fixed assets; currently in arrears.	$61,261	$—

Note Payable, in arrears.	75,000	—

Legal settlement payable due in payments of $3,500 per month through December 2012.	161,000	—

Note Payable; interest at 6%; due in monthly installments of $2,500 due in 2009.	3,558	—

Note Payable; interest at 6%; due in monthly installments of $9,575 due in 2011.	124,475	—

Note payable; interest at 9%; monthly installments of $6,221; personally guaranteed by the stockholder.	54,364	—

Total Debt	479,658
Less: Current Portion of Long-Term Debt	$(388,858)

Net Long-Term Debt	$90,800	$—

Principal payments on the notes payable for the next five years are as follows:

Year ending September 30, 2009:

2010	$388,858
2011	80,300
2012	10,500

$479,658

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 9- RELATED PARTY DEBT

	September 30,	December 31,
	2009	2008
Short term loan to officer/stockholder; interest at 5%; unsecured.	$50,000	$—

Note payable to officer; interest at 6%; repayments of $720 per month, through September 2011; unsecured.	14,224	—

Note payable to officer/stockholder; interest at 6%; repayments of $878 per month, through September 2011; unsecured.	20,209	—

	$84,433	$—

NOTE 10- SHAREHOLDER LOAN RECEIVABLE
There is currently a loan from the former stockholder of 121 Direct Response included on the balance sheet as of September 30, 2009. This amount has been included in other assets since management is currently working on an agreement to convert this loan into a note and no terms have been established. The balance is $264,170 as of September 30, 2009.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 11- CAPITAL LEASES PAYABLE

	September 30,	December 31,
	2009	2008

Equipment lease payable; interest at 8.5%; payments are $10,133 per month through November 2010.	$136,282	$—

Equipment lease payable; interest at 8.5%; payments are $884 per month through November 2009.	1,674	—

Equipment lease payable; interest at 15.6%; payments are $988 per month through April 2011.	14,684	—

Equipment lease payable; interest at 18.4%; payments are $889 per month through October 2009.	991	—

Equipment lease payable; interest at 24.0%; payments are $67 per month through October 2009.	0	—

Equipment lease payable; payments are $1,340 per month through November 2010.	16,714	—

Equipment lease payable; payments are $1,098 per month through December 2009.	18,029	—

Equipment lease payable; payments are $1,219 per month through December 2009.	4,873	—

Equipment lease payable; payments are $1,117 per month through November 2010.	16,636	—

Equipment lease payable; payments are $539 per month through July 2011.	13,793	—

Equipment lease payable; payments are $740 per month through February 2010.	4,864	—

Equipment lease payable; payments are $1,001 per month through January 2009.	0	—

Equipment lease payable; payments are $2,118 per month through April 2011.	47,384	—

Total Capital Leases Payable	275,924	—

Less: current portion of leases payable	(208,214)	—

Leases payable, net of current portion	$67,710	$—

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 11- CAPITAL LEASES PAYABLE (CONTINUED)
Principal payments on the capital leases payable for the next five years are as follows:

Year ending September 30,:

2010	$208,214
2011	67,710

$275,924

NOTE 12- PROVISION FOR INCOME TAXES
In conformity with ASC 740-10-05, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes were $-0- at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008

Deferred taxes due to net operating loss carry forward	$2,055,886	$2,352,995

Less: Valuation allowance	(2,055,886)	(2,352,995)

Net deferred tax asset	$—	$—

The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 13- STOCKHOLDERS’ EQUITY
As of September 30, 2009 there were 100,000,000 shares of preferred stock A & B authorized.
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
SEPTEMBER 30, 2009 AND 2008
NOTE 13- STOCKHOLDERS’ EQUITY (CONTINUED)
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
SEPTEMBER 30, 2009 AND 2008
NOTE 13- STOCKHOLDERS’ EQUITY (CONTINUED)
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
The Company redeemed 65 shares of Preferred Series B stock for $30,000.
The Company paid $25,500 in dividends for Series B Preferred Shares.
For the quarter ended September 30, 2009
The Company issued 1,000,000 shares of its common stock at a fair market value of $30,000 as compensation to employees and directors for services provided to the Company.
The Company issued 7,869,565 shares of its common stock at a fair market value of $237,087 for services provided to the Company of which $150,000 was recorded as deferred consulting fees. Amortization of deferred consulting fees for the quarter was $12,500.
There were no options or warrants granted during the period beginning on January 28, 2002 (inception) and ending on September 30, 2009.
The Company redeemed 65 shares of Preferred Series B stock for $30,000.
The Company paid $36,713 in dividends for Series B Preferred Shares.
NOTE 14- ACQUISITION
On February 13, 2009, the Company acquired 121 Direct Response for 19,000,000 shares valued at $1,425,000. The following was recorded:

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
SEPTEMBER 30, 2009 AND 2008
NOTE 14- ACQUISITION (CONTINUED)
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
Because the acquisition of the above entities was consummated on February 13, 2009, there are limited results of operations of this company for the periods ended March 31, 2009 included in the accompanying condensed consolidated financial statements. The following table presents the unaudited pro forma condensed statement of operations for the three month and nine month periods ended September 30, 2009 and 2008 and reflects the results of operations of the Company as if the acquisition of 121 Direct Response, Inc. had been effective January 1, 2008.
The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisitions been effective as of that date, or of the anticipated results of operations, due to cost reductions and operating efficiencies that are expected as a result of the acquisitions.

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$11,892,005	$10,192,361	$5,462,743	$3,990,974

Gross profit	$5,096,798	$5,605,799	$2,168,499	$1,011,653

Selling, general and administrative expenses	$6,332,616	$12,791,040	$1,708,889	$3,177,426

Net income (loss)	$(1,016,144)	$(3,354,234)	$339,324	$(2,165,723)

Basic income (loss) per share	$(0.01)	$(0.25)	$0.00	$(0.12)

INTERNATIONAL CONSOLIDATED COMPANIES, INC.
(FORMERLY KNOWN AS SIGN MEDIA SYSTEMS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 15- SHAREHOLDER & LOAN PAYABLE
In March 2009, the Company entered into a loan agreement with one of its officers for $300,000. The loan is due December 2009 and bears interest at 12% per annum.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND INCLUDED IN THE COMPANY’S FORM 10-K DATED DECEMBER 31, 2008.
THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND THE COMPANY’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET AND ECONOMIC CONDITIONS.
RESULTS OF OPERATIONS
International Consolidated Companies, Inc (the “Company”) currently operates two wholly owned subsidiaries under the trade name “121 Direct Response” (“121 DR”). 121 DR is engaged in Business Process Outsourcing (BPO) to Fortune 500 Companies, regional and national charities, Non-Profit Organizations and direct-to-consumer marketers. 121 DR has contact centers in four locations in the United States, plus partnership agreements with a Spanish based contact center group with facilities in Guatemala, El Salvador, Costa Rica and Peru. The Company provides outbound and inbound contact center services and BPO services including mailings, market research and direct response services.

For a full History of the Company’s operations refer to the Company’s Form 10-K dated December 31, 2008.
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

	Nine Months Ended September 30
	2009	2008

Revenue	10,729,575	—

Cost of Goods Sold	6,007,626	—

Gross Profit	4,721,949	—

Total Operating Expenses	5,871,120	3,685,939

Net (Loss) Before Other Income (Expense)	(1,149,171)	(3,685,939)
Total Other Income (Expense)	(229,700)	24,000

Net (Loss) Before Provision For Income Taxes	(1,378,871)	(3,661,939)

Net (Loss) Applicable To Common Shares	$(1,378,871)	$(3,661,939)
Net (Loss) Per Basic and Diluted Shares	$(0.02)	$(0.21)
Weighted Average Number of Common Shares Outstanding	81,439,859	17,151,547

For the nine months ended September 30, 2009, the Company had Total Revenue of $10,729,575, Cost of Goods Sold of $6,007,626 , Gross Profit of $ 4,721,949, Total Operating Expenses of $5,871,120 Net Loss Before Other Income of $(1,149,171), Total Other Expense of ($229,700), Net Loss before Provision For Income Taxes of ($1,378,871), Provision for Income Taxes of $-0-, Net Loss applicable to Common Shares of ($1,378,871) and Net Loss Per Basic and Diluted Shares of ($0.02) based on 81,439,859 Weighted Average Number Of Common Shares Outstanding.
For the nine months ended September 30, 2008, the Company had Total Revenue, Cost of Goods Sold, and Gross Profit of $-0-, Total Operating Expenses of $3,685,939, Net Loss Before Other Income of ($3,685,939), Total Other Income of $24,000, Net Loss Before Provision For Income Taxes of ($3,661,939), a Provision For Income Taxes of $-0-, Net Loss Applicable to Common Shares of ($3,661,939) and Net Loss per Basic and Diluted Shares of ($0.21) based on 17,151,547 Weighted Average Number of Common Shares Outstanding.
Revenue increased $10,729,575 from the same period last year. Cost of goods increased $6,007,626 from the same period last year. Total operating expenses increased $5,871,120 from the same period last year. Net (Loss) Before Other Income (Expense) decreased $2,536,768 from the same period last year. Total Other (Expense) increased ($253,700) from the same period last year. Net (Loss) Before Provision for Income Taxes decreased $2,283,068 from the same period last year. The Provision for Income Taxes remained the same from the same period last year. Net (Loss) Applicable to Common Shares decreased $2,283,068 from the same period last year and Net (Loss) per Basic and Diluted Shares decreased $0.19 from the same period last year.

	Three Months Ended September 30
	2009	2008

Revenues	$5,462,743	—

Cost of Goods Sold	$3,294,244	—

Gross profit	$2,168,499	—

Total Operating Expenses	$1,708,889	(427,176)

Net Income (Loss) Before Other Income (Expense)	459,610	(427,176)
Total Other Income (Expense)	(120,286)	8,000

Net Income (Loss) Before Provision For Income Taxes	339,324	(419,176)
Provision For Income Taxes	0	-0-

Net Income (Loss) Applicable To Common Shares	$339,324	$(419,176)
Net Income (Loss) Per Basic And Diluted Shares	$0.0	$(0.02)
Weighted Average Number of Common Shares Outstanding	119,571,233	18,862,563

For the three months ended September 30, 2009, the Company had Total Revenue of $5,462,743, Cost of Goods Sold of $ 3,294,244, Gross Profit of $ 2,168,499, Total Operating Expenses of $1,708,889, Net Income Before Other Income of $459,610, Total Other Expense of ($120,286), Net Income Before Provision For Income Taxes of $339,324, Provision For Income Taxes of $-0-, Net Income Applicable To Common Shares of $339,324 and Net Income Per Basic and Diluted Shares of $0.0 based on 119,571,233 Weighted Average Number Of Common Shares Outstanding.
For the three months ended September 30, 2008, the Company had Total Revenue of $-0-, Cost of Goods Sold of $-0- , Gross Loss of $-0-, Total Operating Expenses of $427,176, Net Loss Before Other Income of ($427,176), Total Other Income of $8,000, Net Loss Before Provision For Income Taxes of ($419,176), a Provision For Income Taxes of $-0-, Net Loss Applicable To Common Shares of ($419,176) and Net Loss Per Basic and Diluted Shares of ($0.02) based on 18,862,563 Weighted Average Number of Common Shares Outstanding.
Revenue increased $5,462,743 and Cost of Goods increased $3,294,244 from the same period last year, respectively. Total Operating Expenses increased $1,281,713 from the same period last year. Net Income Before Other Income (Expense) increased $886,786 from the same period last year. Total Other Income (Expense) increased ($128,286) from the same period last year. Net Income Before Provision For Income Taxes increased $758,500 from the same period last year. The Provision for Income Taxes remained the same as in the prior period. Net Income Applicable to Common Shares increased $758,500 from the same period last year. Net Income (Loss) Per Basic and Diluted Shares decreased ($0.02) from the same period last year.
MANAGEMENT’S DISCUSSION
The Company attributes the increase in Revenues, Gross Profit, Net Loss before Other Income, Net Loss before Provision for Income Tax, Net Income Applicable to Common Shares and Net Income per Basic and Diluted Shares primarily to acquiring 121DR.
The Company attributes the increase in Cost of Goods Sold to acquiring 121DR.
The Company attributes the increase in Total Operating Expenses to issuance of stock for services and non-recurring 121DR acquisition expenses.
The Company attributes the $0 in the Provision for Income Taxes to net loss incurred during the prior periods and the Company’s historic net operating losses.
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
The Company has instituted a nominating committee comprised of two outside directors and one inside director. The Company has also instituted an audit committee comprised of two outside directors and one inside director.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On June 24, 2009, a claim filed in the U.S. District Court for the Eastern District of New York alleging that the Company owed certain amounts pursuant to a consulting arrangement. The Company has tentatively settled the claim for $30,000 in cash, payable over three months, and five million shares of our common stock, subject to the execution and delivery of a binding settlement and release agreement. At September 2009, the Company’s has rescinded this offer and believes it has adequate legal defenses to the claims.
Item 2. Changes in Securities.
NONE
Item 3. Defaults Upon Senior Securities.
NONE
Item 4. Submission of Matters to a Vote of Security Holders.
NONE
Item 5. Other Information.
NONE

Item 6. Exhibits and Reports on Form 8-K.
(a) INDEX TO EXHIBITS.

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
(b) INDEX TO REPORTS ON FORM 8-K:
On July 30, 2009, the Company filed a report on Form 8-K, informing about the Company’s 100% acquisition of the outstanding stock of Tele-Response Center, Inc. and Telestar Marketing, Inc., effective February 13, 2009.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL CONSOLIDATED COMPANIES, INC. (Registrant)
Date November 16, 2009	/s/ Antonio F. Uccello, III
Antonio F. Uccello, III
Chief Executive Officer Chairman of the Board